Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1995-05-15
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                           --------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________ Commission file number 0-15459




                      MCNEIL REAL ESTATE FUND XXIII, L.P.
- - - - - -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                               33-0139793
- - - - - -----------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - - - - -----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code (214) 448-5800
                                                   --------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-possession)

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - - - - ------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                         March 31,         December 31,
                                                                           1995                 1994
ASSETS Real estate investments:
   Land.....................................................                $  239,966          $  239,966
   Buildings and improvements...............................                 5,713,332           5,711,776
                                                                             ---------           ---------
                                                                             5,953,298           5,951,742
   Less:  Accumulated depreciation..........................                (2,461,292)         (2,405,420)
                                                                             ---------           ---------
                                                                             3,492,006           3,546,322

Asset held for sale.........................................                 2,334,886           2,373,130

Cash and cash equivalents ($99,115 and $79,303
   restricted by the Bankruptcy Court at March 31, 1995
   and December 31, 1994, respectively).....................                   136,168             107,815
Cash segregated for security deposits.......................                    81,639              76,307
Accounts receivable.........................................                    16,113              17,033
Escrow deposits.............................................                   273,661             364,419
Prepaid expenses and other assets...........................                    36,671              35,382
                                                                             ---------           ---------
                                                                            $6,371,144          $6,520,408
                                                                             =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net of discounts....................                $3,812,207          $3,814,667
Accounts payable and accrued expenses.......................                    42,920              75,624
Accrued property taxes......................................                    31,851             123,773
Payable to affiliates - General Partner.....................                     5,418               4,986
Security deposits and deferred rental income................                    59,791              56,348
                                                                             ---------           ---------
                                                                             3,952,187           4,075,398
                                                                             ---------           ---------

Liabilities subject to compromise...........................                 4,301,654           4,184,977
                                                                             ---------           ---------

Partners' equity (deficit):
   Limited partners - 45,000,000 Units  authorized;
   16,108,041 Units issued and outstanding  (9,419,080
   Current Income Units and 6,688,961  Growth/Shelter
   Units) at March 31, 1995 and December 31, 1994...........                (6,721,039)         (6,579,736)
   General Partner..........................................                 4,838,342           4,839,769
                                                                             ---------           ---------
                                                                            (1,882,697)         (1,739,967)
                                                                             ---------           ---------
                                                                            $6,371,144          $6,520,408
                                                                             =========           =========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                   1995               1994

                                                                               ---------           --------
Revenue:
  Rental revenue..............................................                 $  490,828          $ 442,947
  Interest....................................................                      1,754                923
                                                                                ---------           --------
  Total revenue...............................................                    492,582            443,870

Expenses:
  Interest....................................................                    151,180            155,609
  Interest - affiliates.......................................                     12,695             83,494
  Depreciation................................................                     94,116            102,135
  Property taxes..............................................                     41,760             52,275
  Personnel costs.............................................                     73,337             73,145
  Utilities...................................................                     55,870             56,869
  Repairs and maintenance.....................................                     76,861             55,922
  Property management fees -affiliates........................                     20,678             21,820
  Other property operating expenses...........................                     50,102             46,925
  General and administrative..................................                      9,626             13,252
  General and administrative - affiliates.....................                     49,087             51,090
  Write-down for permanent impairment of real estate..........                          -            661,921
                                                                                ---------          ---------
    Total expenses............................................                    635,312          1,374,457
                                                                                ---------          ---------

Net loss.......................................................                $ (142,730)        $ (930,587)
                                                                                =========          =========

Net loss allocable to limited partners - Current Income Unit...                $  (12,846)        $  (83,753)
Net loss allocable to limited partners - Growth/Shelter Unit...                  (128,457)          (837,528)
Net loss allocable to General Partner..........................                    (1,427)            (9,306)
                                                                                ----------         ---------
Net loss.......................................................                $ (142,730)        $ (930,587)
                                                                                =========          =========

Net loss per thousand limited partnership units:...............

Current Income Units...........................................                $    (1.36)        $    (8.89)
                                                                                =========          =========

Growth/Shelter Units...........................................                $   (19.20)        $  (124.84)
                                                                                =========          =========













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994



                                                                                                 Total
                                                       General               Limited             Partners'
                                                       Partner               Partners            Equity(Deficit)
                                                       --------              ----------          --------------
Balance at December 31, 1993..............            $(225,716)            $(5,128,564)          $(5,354,280)

Net loss
   General Partner........................               (9,306)                      -                (9,306)
   Current Income Units...................                    -                 (83,753)              (83,753)
   Growth/Shelter Units...................                    -                (837,528)             (837,528)
                                                      ---------              ----------            ----------
Total net loss............................               (9,306)               (921,281)             (930,587)
                                                      ---------              ----------            ----------

Balance at March 31, 1994.................           $ (235,022)            $(6,049,845)          $(6,284,867)
                                                      =========              ==========            ==========


Balance at December 31, 1994..............           $4,839,769             $(6,579,736)          $(1,739,967)

Net loss
   General Partner........................               (1,427)                      -                (1,427)
   Current Income Units...................                    -                 (12,846)              (12,846)
   Growth/Shelter Units...................                    -                (128,457)             (128,457)
                                                      ---------              ----------            ----------
Total net loss............................               (1,427)               (141,303)             (142,730)
                                                      ---------              ----------            ----------

Balance at March 31, 1995.................           $4,838,342             $(6,721,039)          $(1,882,697)
                                                      =========              ==========            ==========



















The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                               Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            1995                    1994
                                                                         ---------                --------


Cash flows from operating activities:
   Cash received from tenants........................                    $ 486,844               $ 436,204
   Cash paid to suppliers............................                     (238,626)               (230,664)
   Cash paid to affiliates...........................                      (21,345)                (35,612)
   Interest received.................................                        1,754                     923
   Interest paid.....................................                     (146,402)               (146,042)
   Property taxes escrowed...........................                      (30,150)                (46,737)
                                                                          --------                ---------
Net cash provided by (used in)
   operating activities..............................                       52,075                 (21,928)
                                                                          --------                --------

Cash flows from investing activities:
   Additions to real estate investments..............                       (1,556)                 (6,034)
                                                                          --------                --------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (22,166)                (20,624)
   Advances from affiliates - General Partner........                            -                  33,804
                                                                          --------                --------
Net cash provided by (used in)
   financing activities..............................                      (22,166)                 13,180
                                                                          --------                --------

Net increase (decrease) in cash and cash equivalents.                       28,353                 (14,782)

Cash and cash equivalents at beginning of
   period............................................                      107,815                  89,311
                                                                          --------                --------

Cash and cash equivalents at end of period...........                    $ 136,168               $  74,529
                                                                          ========                ========













The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Loss to Net Cash Provided by (Used in)
                              Operating Activities


                                                                               Three Months Ended
                                                                                     March 31,
                                                                          -------------------------------
                                                                            1995                   1994
                                                                          --------               --------
Net loss.............................................                    $(142,730)             $(930,587)
                                                                          --------               --------

Adjustments to reconcile net loss to net cash provided
  by (used in)  operating activities:
   Depreciation......................................                       94,116                 102,135
   Amortization of discounts on mortgage
     notes payable...................................                        8,695                   8,325
   Interest added to advances from affiliates -
     General Partner.................................                       12,695                  83,494
   Write-down for permanent impairment
     of real estate..................................                            -                 661,921
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (5,332)                   (348)
     Accounts receivable.............................                          920                    (763)
     Escrow deposits.................................                       90,758                 119,127
     Prepaid expenses and other assets...............                       (1,289)                 (6,422)
     Accounts payable and accrued expenses...........                       22,301                 (41,773)
     Accrued property taxes..........................                      (82,013)                (60,962)
     Claims settlement payable.......................                        1,354                   1,842
     Payable to affiliates - General Partner.........                       48,420                  37,298
     Security deposits and deferred rental
       income........................................                        4,180                   4,785
                                                                           -------                 -------

       Total adjustments.............................                      194,805                 908,659
                                                                           -------                 -------

Net cash provided by (used in)
   operating activities..............................                     $ 52,075                $(21,928)
                                                                           =======                 =======












The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- - - - - ------

McNeil Real Estate Partners XXIII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd. was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- - - - - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate XXIII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - - - - ------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements. There is no guarantee that such advances will continue to be available. As discussed in Note 6, the Partnership has filed a Voluntary Petition for reorganization under Chapter 11 of the United States Bankruptcy Court. The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan") was filed with the
Bankruptcy Court on February 13, 1995, and the Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995. The Partnership is operating in this Chapter 11 proceeding as a debtor-in-possession. Accordingly, the General Partner has continued to manage the business and affairs of the Partnership subject to the jurisdiction and supervision of the United States Bankruptcy Court - Northern District of Texas (the "Bankruptcy Court").

Additionally, the Partnership is involved in certain litigation, the ultimate outcome of which could result in a significant loss to the Partnership. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern that presume the realization of assets and settlement of liabilities in the ordinary course of business, rather than through a process of forced liquidations. Accordingly, the statements do not include any adjustments relating to the realizable values of all assets or the settlement amounts of all liabilities.

Under the bankruptcy proceedings, certain liabilities have priority and the payment of certain other liabilities existing at June 30, 1994, have been deferred. Such liabilities have been set forth separately in the financial statements.

The Partnership, subject to approval of the Plan of Reorganization, has a contract for the sale of Woodbridge Apartments. Accordingly the net book value of the property has been reclassified as an asset held for sale.
Assets held for sale are stated at the lower of cost or net realizable value.

NOTE 4.
- - - - - ------

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 5.
- - - - - ------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services. Due to the bankrupty proceedings, the property management fees paid by Woodbridge Apartments were reduced to 3% beginning December 1, 1994.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $355,749 were outstanding at March 31, 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

The General Partner has, in its discretion, advanced funds to the Partnership to meet its working capital requirements. These advances, which are unsecured and due on demand, accrue interest at a rate equal to the prime lending rate plus 1%.

McNeil Real Estate Fund XXV, L.P., an affiliate which owns a phase of Harbour Club Apartments, has advanced funds to the Partnership for working capital requirements. The advance, which is unsecured and due on demand, accrues interest at a rate equal to the prime lending rate plus 1%.

The total advances from affiliates at March 31, 1995 and December 31, 1994 consist of the following:


                                                                           March 31,             December 31,
                                                                             1995                   1994
                                                                            -------                -------
Advances from General Partner- revolving
    credit facility.....................................                   $ 65,670               $ 65,670
Advances from General Partner - other...................                    281,823                281,823
Advance from McNeil Real Estate Fund XXV, L.P...........                    113,000                113,000
Accrued interest payable................................                     83,278                 70,583
                                                                            -------                -------
                                                                           $543,771               $531,076
                                                                            =======                =======


Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:



                                                                                 Three Months Ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                             1995                    1994
                                                                            ------                  ------
Property management fees...............................                    $20,678                 $21,820
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner...........................................                     12,695                  83,494
Charged to general and administrative -
   affiliates:
   Partnership administration..........................                     28,352                  35,616
   Asset management fee................................                     20,735                  15,474
                                                                            ------                  ------
                                                                           $82,460                $156,404
                                                                            ======                 =======


The payable to affiliates - General Partner at March 31, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses.

As discussed in Note 6, Advances from affiliates - General Partners and a portion of Payable to affiliates - General Partner have been classified as unsecured claims and are deferred under the Chapter 11 proceedings, therefore, the amounts due have been reclassified as "Liabilities subject to compromise" on the financial statements for the Partnership.

NOTE 6.
- - - - - ------

One of the Partnership's properties, Woodbridge Apartments, is encumbered by two mortgage notes payable. The first lien mortgage note payable is co-insured by the Federal Housing Administration and is, therefore, regulated by the Department of Housing and Urban Development ("HUD"). The second lien mortgage note payable, in the amount of $982,260, is payable in monthly installments of interest only and payments are limited to "surplus cash", as defined by HUD, and as calculated at June 30 and December 31 of each year. No "surplus cash" has been available to make the interest payments on the second lien and therefore, the Partnership ceased making such payments in April 1994. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage and the second lienholder was expected to initiate foreclosure proceedings. In an effort to prevent the loss of the property, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 of the United States Bankruptcy Court, Northern District of Texas on June 30, 1994.

As a result  of its  Chapter  11  proceeding,  the  realization  of  assets  and liquidation  of  liabilities  attributable  to the  Partnership  are  subject to significant uncertainties. The Partnership's financial statements include adjustments and reclassifications to reflect the liabilities that have been deferred under the Chapter 11 proceeding as "Liabilities subject to compromise."

The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan") was filed with the Bankruptcy Court on February 13, 1995, and the Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Reorganization Plan contemplates the sale of Woodbridge Apartments, and the Partnership presently has a contract to sell the property. On April 12, 1995, the Bankruptcy Court issued an order to sell Woodbridge Apartments and closing of the sale is expected to occur May 23, 1995. In accordance with the Disclosure Statement, if the property is not sold by June 1, 1995, the mortgage holders will be allowed to foreclose on the property.

On or before 120 days after the date the Reorganization Plan is confirmed, the Partnership will send an election form for each limited partner to choose whether to redeem their interest in the Partnership. The election to redeem the limited partner interests must be returned to the Partnership within thirty days. The redemption price would be 1/1000th of a cent per Unit. Notwithstanding any other provision of the Reorganization Plan, if the Partnership is not able to secure a "no-action" letter from the Securities and Exchange Commission ("SEC") in a form satisfactory to the Partnership in its sole and absolute discretion, then this election shall be void and the limited partners will retain their interests. The "no-action" letter shall, at a minimum, provide (1) that the purchase of partnership interests can be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934 and (2) that the SEC has not been advised by the Division of the SEC issuing the letter to pursue an enforcement action if the Reorganization Plan is consummated. In the event that a "no-action" letter satisfactory to the Partnership is not issued by the SEC, the limited partners shall retain their interests. If one hundred percent (100%) of the limited partners elect to redeem their interest or the General Partner of the Partnership determines that the level of redemption could potentially result in the treatment of the Partnership as a corporation for tax purposes, then this provision shall be void and the limited partners will retain their interests.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The judgment lien creditors filed objections to confirmation of the Partnership's First Amended Plan of Reorganization. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership has filed an appeal of the Court's ruling and, in the meantime, is attempting to settle the matter with the judgment lien creditors which would allow for confirmation of the Reorganization Plan. Management cannot presently predict the outcome of these negotiations.

The  Partnership's   financial   statements  include  the  accounts  of  Beckley
Associates Limited Partnership. Beckley Associates, which owns Harbour Club II Apartments, is wholly-owned by the Partnership and the General Partner. Beckley Associates was not included in the bankruptcy filing. Summarized below is a statement of assets, liabilities and partners' equity of the portion of the Partnership included in the Chapter 11 reorganization as of March 31, 1995, and the results of operations for the three months ended March 31, 1995, prepared on a going concern basis. The assets, liabilities and transactions of Beckley Associates have been excluded.


                                                                            March 31,
                                                                              1995
                                                                            ---------

         ASSETS
         ------

         Asset held for sale............................                   $2,334,886
         Cash and cash equivalents......................                       99,115
         Cash segregated for security deposits..........                       23,345
         Accounts receivable............................                        1,250
         Escrow deposits................................                      204,734
         Prepaid expenses and other assets..............                       27,198
                                                                            ---------
                                                                            2,690,528
                                                                            =========

         LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
         -----------------------------------------

         Mortgage notes payable, net of discounts.......                   $2,423,642
         Accounts payable and accrued expenses..........                      311,613
         Accrued property taxes.........................                       27,517
         Claims settlement payable......................                      114,516
         Payable to affiliates - General Partner........                      858,518
         Advances from affiliates - General Partner.....                      543,771
         Security deposits and deferred rental income...                       22,077
                                                                            ---------
                                                                           $4,310,654
                                                                            ---------

         Partners' deficit..............................                   (1,611,126)
                                                                            ---------
                                                                           $2,690,528
                                                                            =========



                                                                       Three Months Ended
                                                                         March 31, 1995
                                                                        ----------------
         Rental revenue.................................                    $ 173,138
         Interest.......................................                          481
                                                                             --------
           Total revenues...............................                      173,619

         Interest.......................................                       59,474
         Interest - affiliates..........................                       12,695
         Depreciation...................................                       38,244
         Property taxes.................................                        9,909
         Personnel costs................................                       20,782
         Utilities......................................                       20,010
         Repairs and maintenance........................                       28,774
         Property management fees - affiliates..........                        5,169
         Other property operating.......................                       29,234
         General and administrative.....................                        9,626
         General and administrative - affiliates........                       49,087
                                                                             --------
           Total expenses...............................                      283,004
                                                                             --------
         Net loss                                                           $(109,385)
                                                                             ========


The ultimate outcome of the Chapter 11 proceedings cannot be determined at this time. Concurrent with the filing of the Voluntary Petition for reorganization, the General Partner contributed to the Partnership the purchased advances of $4,375,661 plus accrued interest of $704,482 owing to the General Partner from the Partnership.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - - - - ------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
- - - - - -------------------

Net loss for the first three months of 1995 was $142,730 as compared to $930,587 for the first three months of 1994.

The Partnership ceased making the interest only payments on the second lien on the Woodbridge Apartments in April 1994 which constituted a default under the mortgage agreement. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. Accordingly, the Partnership recorded a write-down for permanent impairment of real estate of $661,921 on Woodbridge Apartments during the first quarter of 1994, to write down the property to its estimated net realizable value. In an effort to prevent the loss of the property, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 in the United States Bankruptcy Court, Northern District of Texas on June 30, 1994. In January 1995, the Partnership received an offer to buy the property from an unaffiliated third party for a purchase price that was higher than its book value, after the write-down. The sale is expected to close on May 23, 1995, and the Partnership expects to record a gain on the sale.

Occupancy at Woodbridge Apartments has rebounded to an average occupancy of 83% for the first three months of 1995, as compared to an average occupancy of 69% for the same period of 1994. While operating under Chapter 11 protection, the property has been able to keep current all post-petition liabilities pursuant to the cash collateral order.

Harbour Club II is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark Corporation. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD and unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I.

Harbour Club II had an improved average occupancy of 91% for the first three months of 1995 as compared to an average occupancy of 87% for the same period of 1994. Harbour Club II was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage during the first three months of 1995; however, the property is in need of major capital repairs and improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary improvements, but at this time no sources have been found.

RESULTS OF OPERATIONS
- - - - - ---------------------

Revenue:

Total Partnership revenues were $492,582 for the three months ended March 31, 1995, as compared to $443,870 for the same period of 1994. Rental revenue for Harbour Club II and Woodbridge Apartments increased due to lower vacancies.

Expenses:

Total expenses were $635,312 for the three months ended March 31, 1995, as compared to $1,374,457 for the same period of 1994. The 1994 expenses include a $661,921 write-down for permanent impairment of real estate related to Woodbridge Apartments.

Interest - affiliates decreased $70,799 for the three months ended March 31, 1995, as compared to the same period of 1994. The decrease was due to the decrease in the balance of advances purchased by the General Partner which were contributed to the Partnership in June 1994.

Property taxes decreased $10,515 for the three months ended March 31, 1995, primarily due to reduced tax expense at Harbour Club II Apartments.

Repairs and maintenance expense increased $20,939 for the three months ended March 31, 1995. Carpet and appliance replacements at Harbour Club II Apartments increased during the first quarter of 1995 as compared to 1994 due to increased occupancy as well as a renovation of vacant units to improve marketability.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership was provided with $52,075 of cash flow from operations as compared to cash used in operations of $21,928 for the same period of 1994. The change in cash flow from operations is primarily due to the increased rental revenue at both of the Partnership's properties.

The minimal cash balances of the Partnership have continued to limit capital improvements. Additions to real estate totaled $1,556 for the first three months of 1995 as compared to $6,034 for the same period of 1994.

During the first three months of 1994, the Partnership received $33,804 of advances from affiliates of the General Partner to fund operating cash shortfalls. The Partnership has received no such advances during the first three months of 1995.

At March 31, 1995, the Partnership held cash and cash equivalents of $136,168, of which $99,115 was in segregated accounts which have been restricted by the Bankruptcy Court, and accordingly was not available for general use by the Partnership.

Short-term liquidity
- - - - - --------------------

As previously discussed in Item 1 - Note 6, the Partnership is operating under Chapter 11 proceedings as a debtor-in-possession. The Reorganization Plan contemplates the sale of Woodbridge Apartments, and the Partnership presently has a contract to sell the property and closing is expected May 23, 1995. In accordance with the Disclosure Statement, if the property is not sold by June 1, 1995, the mortgage holders will be allowed to foreclose on the property.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the properties operation. For the rest of 1995, operations of the properties are expected to provide sufficient positive cash flow for normal operating expenses and some debt service payments. However, any needed capital improvements will require the use of existing cash reserves or other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded such cash deficits, there can be no assurance that the Partnership will receive additional funds Other possible actions to resolve cash deficiencies include refinancings, deferring capital expenditures on the Partnership properties except where improvements are expected to enhance the competitiveness and marketability of the properties, or property sales. A sale or refinancing of the properties is only a possibility and currently Woodbridge Apartments is under contract for sale.

Long-term liquidity
- - - - - -------------------

The Partnership does not have any mortgage maturities until the second note on Woodbridge Apartments matures in March, 1996. However, the Woodbridge notes payable are classified as current due to the bankruptcy proceedings. As previously discussed, the Partnership currently has a contract for sale on Woodbridge Apartments, and the proceeds from the sale will be used to pay off the first and second mortgage note.

The Partnership has been in a distressed cash situation for several years. After the sale of Woodbridge Apartments, the Partnership will have one remaining property, Harbour Club II Apartments. Although Harbour Club II is able to operate in such a manner to provide for operating expenses and debt service payments, the property has not proven the capability to produce the cash flow necessary for capital improvements nor to support Partnership general and administrative operations. The inability to make necessary capital improvements has led to deteriorating conditions at the property. In the opinion of management, if capital improvements are not made to make the property more marketable, the net realizable value of the property may be further impaired.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions
- - - - - -------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1988. There have been no distribution to Growth/Shelter Units holders. Distributions to Unit holders will remain suspended for the foreseeable future.


                           PART II. OTHER INFORMATION


ITEM 3.    DEFAULT ON PAYMENT OF MORTGAGE NOTE
- - - - - ------     -----------------------------------

In April 1994, the Partnership discontinued monthly payments on the second lien mortgage note payable for Woodbridge Apartments. The Partnership has received notice from the lender that the mortgage note payable is in default and the maturity date of the note has been accelerated. The second lienholder was expected to initiate foreclosure proceedings, and in order to prevent the loss of the property, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 of the United States Bankruptcy Court, Northern District of Texas on June 30, 1994. As a Debtor-in-Possession, the Partnership, in October 1994, began making payments to the second lienholder in the amount of excess cash flow, as defined, and as of May 11, 1995, total principal and interest of $1,099,263 was due and unpaid.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- - - - - ------     --------------------------------

(a)      Exhibits.


         Exhibit
         Number                     Description
         -------                    -----------

         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 30,  1992.
                                    (Incorporated  by reference to the Current Report of the Registrant on Form 8-K
                                    dated March 30, 1992, as filed on April 10, 1992).

         11.                        Statement  regarding  computation of Net Loss per Thousand Limited  Partnership
                                    Units:  Net loss per  thousand  limited  partner  units is computed by dividing net loss  allocated to the limited  partners by the weighted  average number of
                                    limited  partnership  units  outstanding  expressed  in  thousands.   Per  unit
                                    information  has  been  computed  based  on  9,419  Current  Income  Units  (in thousands)  outstanding  in 1994 and 1993 and 6,709  and  6,689  Growth/Shelter
                                    Units (in thousands) outstanding in 1994 and 1993, respectively.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   McNEIL REAL ESTATE FUND XXIII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



        May 12, 1995                               By:  /s/ Donald K. Reed
- - - - - -----------------------------                           -------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



        May 12, 1995                               By:  /s/ Robert C. Irvine
- - - - - -----------------------------                           -------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



        May 12, 1995                               By:  /s/ Carol A. Fahs
- - - - - -----------------------------                           -------------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
