Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1995-08-15
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      June 30, 1995
                           ---------------------------------------------------


                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

     For the transition period from ______________ to _____________ Commission file number 0-15459




                      MCNEIL REAL ESTATE FUND XXIII, L.P.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                              33-0139793
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code  (214) 448-5800
                                                   ---------------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-possession)

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                            ----------          ----------
ASSETS
------
Real estate investments:
   Land.....................................................                $  239,966          $  239,966
   Buildings and improvements...............................                 5,736,193           5,711,776
                                                                             ---------           ---------
                                                                             5,976,159           5,951,742
   Less:  Accumulated depreciation..........................                (2,517,164)         (2,405,420)
                                                                            ----------          ----------
                                                                             3,458,995           3,546,322

Asset held for sale.........................................                         -           2,373,130

Cash and cash equivalents ($323,716 and $79,303
   restricted by the Bankruptcy Court at June 30, 1995
   and December 31, 1994, respectively).....................                   385,798             107,815
Cash segregated for security deposits.......................                    58,326              76,307
Accounts receivable.........................................                    13,112              17,033
Escrow deposits.............................................                   100,648             364,419
Prepaid expenses and other assets...........................                    35,541              35,382
                                                                            ----------          ----------
                                                                           $ 4,052,420         $ 6,520,408
                                                                            ==========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
-----------------------------------------

Mortgage notes payable, net of discounts....................               $ 3,801,636         $ 3,814,667
Accounts payable and accrued expenses.......................                    51,634              75,624
Accrued property taxes......................................                    63,702             123,773
Payable to affiliates - General Partner.....................                     5,406               4,986
Security deposits and deferred rental income................                    60,183              56,348
                                                                            ----------          ----------
                                                                             3,982,561           4,075,398
                                                                            ----------          ----------

Liabilities subject to compromise (including $1,455,349
   payable to affiliates)...................................                 1,708,719           4,184,977
                                                                            ----------          ----------

Partners' equity (deficit):
   Limited partners - 45,000,000 Units authorized; 16,108,041
     and  16,088,041   Units   issued   and   outstanding  at
     June 30,  1995  and  December  31,  1994, respectively,
     (9,399,080  and 9,419,080  Current  Income Units at
     June 30, 1995 and December 31, 1994, respectively and
     6,688,961 Growth/Shelter Units at June 30, 1995 and
     December 31, 1994).....................................                (6,479,640)         (6,579,736)
   General Partner..........................................                 4,840,780           4,839,769
                                                                            ----------          ----------
                                                                            (1,638,860)         (1,739,967)
                                                                            ----------          ----------
                                                                           $ 4,052,420         $ 6,520,408
                                                                            ==========          ==========

The financial information included herein has been prepared by management without audit by independent public accountants.
                See accompanying notes to financial statements.

                      McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                      June 30,                              June 30,
                                             --------------------------         ----------------------------
                                               1995               1994             1995               1994
                                             -------            -------         ---------           --------
Revenue:
   Rental revenue................           $429,061           $475,115        $  919,889          $ 918,062
   Interest......................              4,499              1,786             6,253              2,709
   Gain on sale of real estate...            554,047                  -           554,047                  -
                                             -------            -------         ---------            -------
     Total revenue...............            987,607            476,901         1,480,189            920,771
                                             -------            -------         ---------            -------

Expenses:
   Interest......................            115,425            152,374           266,605            307,983
   Interest - affiliates.........             11,480             96,894            24,175            180,388
   Depreciation..................             81,368             85,746           175,484            187,881
   Property taxes................             35,976             52,275            77,736            104,550
   Personnel costs...............             73,896             72,820           147,233            145,965
   Utilities.....................             42,694             45,759            98,564            102,628
   Repair and maintenance........             67,713             75,525           144,574            131,447
   Property management
     fees - affiliates...........             19,673             22,745            40,351             44,565
   Other property operating
     expenses....................             27,287             65,452            77,389            112,377
   General and administrative....             54,424                748            64,050             14,000
   General and administrative -
     affiliates..................             43,268             52,707            92,355            103,797
   Reorganization expense........            170,566                  -           170,566                  -
   Write-down for permanent
     impairment of real estate...                  -                  -                 -            661,921
                                             -------            -------         ---------          ---------
     Total expenses..............            743,770            723,045         1,379,082          2,097,502
                                             -------            -------         ---------          ---------

Net income (loss)................           $243,837          $(246,144)       $  101,107        $(1,176,731)
                                             =======           ========         =========         ==========

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................           $ 21,945          $ (22,153)       $    9,100        $  (105,906)
Net income (loss) allocable to
   limited partners - Growth/
   Shelter Unit..................            219,453           (221,530)           90,996         (1,059,058)
Net income (loss) allocable to
   General Partner...............              2,439             (2,461)            1,011            (11,767)
                                             -------           --------         ---------         ----------
Net income (loss)................           $243,837         $ (246,144)       $  101,107        $(1,176,731)
                                             =======          =========         =========         ==========

Net income (loss) per thousand
  limited partnership units:
Current Income Units.............           $   2.33         $    (2.35)       $      .97        $    (11.24)
                                             =======          =========         =========         ==========

Growth/Shelter Units.............           $  32.81         $   (33.02)       $    13.60        $   (157.86)
                                             =======          =========         =========         ==========

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

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                  Total
                                                       General                Limited             Partners'
                                                       Partner                Partners            Equity (Deficit)
                                                      ---------              ----------           ------------
Balance at December 31, 1993..............           $ (225,716)            $(5,128,564)          $(5,354,280)

Contribution of advances purchased
   by General Partner and accrued
   interest...............................            5,080,143                       -             5,080,143

Net loss
   General Partner........................              (11,767)                      -               (11,767)
   Current Income Units...................                    -                (105,906)             (105,906)
   Growth/Shelter Units...................                    -              (1,059,058)           (1,059,058)
                                                      ---------              ----------            ----------
Total net loss............................              (11,767)             (1,164,964)           (1,176,731)
                                                      ---------              ----------            ----------

Balance at June 30, 1994..................           $4,842,660             $(6,293,528)          $(1,450,868)
                                                      =========              ==========            ==========


Balance at December 31, 1994..............           $4,839,769             $(6,579,736)          $(1,739,967)

Net income
   General Partner........................                1,011                       -                 1,011
   Current Income Units...................                    -                   9,100                 9,100
   Growth/Shelter Units...................                    -                  90,996                90,996
                                                      ---------              ----------             ---------
Total net income..........................                1,011                 100,096               101,107
                                                      ---------              ----------             ---------

Balance at June 30, 1995..................           $4,840,780             $(6,479,640)          $(1,638,860)
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

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          --------------------------------
                                                                            1995                    1994
                                                                          --------                --------
Cash flows from operating activities:
   Cash received from tenants........................                    $ 918,867               $ 896,329
   Cash paid to suppliers............................                     (522,201)               (550,498)
   Cash paid to affiliates...........................                      (42,718)                (65,514)
   Interest received.................................                        6,253                   2,709
   Interest paid.....................................                     (263,695)               (265,810)
   Property taxes escrowed...........................                      (77,026)                (89,383)
                                                                          --------                ---------
Net cash provided by (used in)
   operating activities..............................                       19,480                 (72,167)
                                                                          --------                --------

Cash flows from investing activities:
   Additions to real estate investments..............                      (24,417)                (18,446)
   Proceeds from sale of real estate.................                      319,672                       -
                                                                          --------                       -
Net cash provided by (used in)
   investing activities..............................                      295,255                 (18,446)
                                                                          --------                --------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (36,752)                (41,623)
   Advances from affiliates - General Partner........                            -                  54,604
                                                                                 -                --------
Net cash provided by (used in)
   financing activities..............................                      (36,752)                 12,981
                                                                          --------                --------

Net increase (decrease) in cash and cash equivalents.                      277,983                 (77,632)

Cash and cash equivalents at beginning of
   period............................................                      107,815                  89,311
                                                                          --------                --------

Cash and cash equivalents at end of period...........                    $ 385,798               $  11,679
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

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                          ----------------------------------
                                                                            1995                   1994
                                                                          --------               --------
Net income (loss)....................................                    $ 101,107             $(1,176,731)
                                                                          --------              ----------

Adjustments  to  reconcile net income (loss) to net
   cash  used in  operating activities:
   Depreciation......................................                      175,484                 187,881
   Amortization of discounts on mortgage
     notes payable...................................                       15,830                  16,651
   Interest added to advances from affiliates -
     General Partner.................................                       24,175                 180,388
   Gain on sale of real estate.......................                     (554,047)                      -
   Write-down for permanent impairment
     of real estate..................................                            -                 661,921
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       17,981                    (658)
     Accounts receivable.............................                        3,921                  12,614
     Escrow deposits.................................                      263,771                  82,986
     Prepaid expenses and other assets...............                         (159)                (12,069)
     Accounts payable and accrued expenses...........                       89,775                 (73,350)
     Accrued property taxes..........................                      (77,679)                (26,119)
     Claims settlement payable.......................                     (113,162)                  3,534
     Payable to affiliates - General Partner.........                       89,988                  82,848
     Security deposits and deferred rental
       income........................................                      (17,505)                (12,063)
                                                                          --------              ----------

       Total adjustments.............................                      (81,627)              1,104,564
                                                                          --------              ----------

Net cash provided by (used in)
   operating activities..............................                    $  19,480             $   (72,167)
                                                                          ========              ==========











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

                                 June 30, 1995

NOTE 1.
------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

NOTE 4.
------

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

NOTE 5.
------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its residential properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services. Due to the bankruptcy proceedings, the property management fees paid by Woodbridge Apartments were reduced to 3% beginning December 1, 1994.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees of $371,177 were outstanding at June 30, 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

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

The total advances from affiliates at June 30, 1995 and December 31, 1994 consist of the following:

                                                                           June 30,             December 31,
                                                                             1995                   1994
                                                                           --------               --------
Advances from General Partner- revolving
    credit facility.....................................                   $ 65,670               $ 65,670
Advances from General Partner - other...................                    281,823                281,823
Advance from McNeil Real Estate Fund XXV, L.P...........                    113,000                113,000
Accrued interest payable................................                     94,758                 70,583
                                                                            -------                -------
                                                                           $555,251               $531,076
                                                                            =======                =======


Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees...............................                    $40,351                $ 44,565
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner...........................................                     24,175                 180,388
Charged to general and administrative -
   affiliates:
   Partnership administration..........................                     56,192                  71,417
   Asset management fee................................                     36,163                  32,380
                                                                            ------                 -------
                                                                          $156,881                $328,750
                                                                           =======                 =======

The payable to affiliates - General Partner at June 30, 1995 and December 31, 1994 consisted primarily of unpaid asset management fees, property management fees and partnership general and administrative expenses.

As discussed in Note 6, Advances from affiliates - General Partners and a portion of Payable to affiliates - General Partner have been classified as unsecured claims and are deferred under the Chapter 11 proceedings, therefore, the amounts due have been reclassified as "Liabilities subject to compromise" on the financial statements for the Partnership.

NOTE 6.
------

One of the Partnership's properties, Woodbridge Apartments, was encumbered by two mortgage notes payable. The first lien mortgage note payable was co-insured by the Federal Housing Administration and was, therefore, regulated by the Department of Housing and Urban Development ("HUD"). The second lien mortgage note payable, in the amount of $982,260, was payable in monthly installments of interest only and payments were limited to "surplus cash", as defined by HUD, and as calculated at June 30 and December 31 of each year. No "surplus cash" had been available to make the interest payments on the second lien and therefore, the Partnership ceased making such payments in April 1994. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage and the second lienholder was expected to initiate foreclosure proceedings. In an effort to prevent the loss of the property, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 of the United States Bankruptcy Court, Northern District of Texas on June 30, 1994.

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

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with the Illinois rescission suit (See Note
7). The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On

April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 23, 1995.

Woodbridge Apartments was sold on May 23, 1995 and, in accordance with the Reorganization Plan, the first and second mortgage notes and the related outstanding accrued interest were paid. The Partnership also utilized $156,566 of the proceeds from the sale to pay the settlement and legal fees to the judgment lien creditors, as discussed above.

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

The  Partnership's   financial   statements  include  the  accounts  of  Beckley
Associates Limited Partnership. Beckley Associates, which owns Harbour Club II Apartments, is wholly-owned by the Partnership and the General Partner. Beckley Associates was not included in the bankruptcy filing. Summarized below is a statement of assets, liabilities and partners' equity of the portion of the Partnership included in the Chapter 11 reorganization as of June 30, 1995, and the results of operations for the six months ended June 30, 1995, prepared on a going concern basis. The assets, liabilities and transactions of Beckley Associates have been excluded.

                                                                             June 30,
                                                                               1995
                                                                             --------
         ASSETS
         ------

         Cash and cash equivalents......................                   $  323,716
         Prepaid expenses and other assets..............                       23,791
                                                                            ---------
                                                                           $  347,507

         LIABILITIES AND PARTNERS' DEFICIT
         ---------------------------------

         Accounts payable and accrued expenses..........                   $  253,370
         Payable to affiliates - General Partner........                      900,098
         Advances from affiliates - General Partner.....                      555,251
                                                                            ---------
                                                                            1,708,719

         Partners' deficit..............................                   (1,361,213)
                                                                            ---------
                                                                           $  347,507


                                                                         Six Months Ended
                                                                          June 30, 1995
                                                                             --------
         Rental revenue.................................                     $279,119
         Interest.......................................                        3,858
         Gain on sale of real estate....................                      554,047
                                                                              -------
           Total revenues...............................                      837,024

         Interest.......................................                       81,695
         Interest - affiliates..........................                       24,176
         Depreciation...................................                       63,740
         Property taxes.................................                       14,034
         Personnel costs................................                       52,540
         Utilities......................................                       33,830
         Repairs and maintenance........................                       52,588
         Property management fees - affiliates..........                        8,735
         Other property operating.......................                       38,187
         General and administrative.....................                       64,050
         General and administrative - affiliates........                       92,355
         Reorganization expense.........................                      170,566
                                                                              -------
           Total expenses...............................                      696,496
                                                                              -------
         Net income                                                          $140,528
                                                                              =======

The ultimate outcome of the Chapter 11 proceedings cannot be determined at this time. Concurrent with the filing of the Voluntary Petition for reorganization, the General Partner contributed to the Partnership the purchased advances of $4,375,661 plus accrued interest of $704,482 owing to the General Partner from the Partnership.

NOTE 6.
------

On May 23, 1995, Woodbridge Apartments was sold to an unrelated third party for a cash price of $3,2000,000. Cash proceeds and the gain on the disposition is detailed below:

                                                                        Gain on Sale           Cash Proceeds
                                                                         ----------             -----------
Sales Price..........................................                  $ 3,200,000             $ 3,200,000

Selling costs........................................                     (121,904)               (121,904)
Retirement of mortgage discounts.....................                     (214,659)
Carrying value.......................................                   (2,309,390)
                                                                        ----------
Gain on disposition of real estate...................                  $   554,047
                                                                        ==========


Retirement of mortgage notes.........................                                           (2,641,421)
Payment of accrued interest..........................                                             (117,003)
                                                                                                ----------
Net cash proceeds....................................                                          $   319,672
                                                                                                ==========

NOTE 7.
------

Robert and Jeanette Kotowski, et al, v. Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.) and Southmark Investment Group 85, Inc. The plaintiffs sought rescission, pursuant to the Illinois Securities Act, of principal invested in McNeil Real Estate Fund XXIII, L.P. and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The defendants filed an answer denying all of the allegations set forth in the plaintiff's complaint. The defendants filed a motion to dismiss the case, and two out of the three counts were dismissed. The remaining count was limited to the plaintiffs who purchased the securities within three years of the date the suit was filed. In this regard, the Partnership agreed to rescind 76,000 Units and settled claims totaling $116,374. The claims consisted of the $76,000 original purchase price of the units plus $51,395 interest less distributions of $11,021 previously paid. The $64,979 original purchase price net of distributions paid was charged to limited partners' deficit in 1991 and accrued interest was charged to interest expense in 1993, 1992 and 1991. On September 15, 1992, the Partnership entered into an agreement with the plaintiffs whereby the Partnership agreed to pay the settled claims over 60 months at an interest rate of 8%, and pursuant to terms and conditions as outlined in the agreement. The Partnership made the first two payments due under the agreement; however, the October 1993 installment and both installments due during 1994 were not made due to the lack of funds available to the Partnership. An appeal had been filed by the plaintiffs who lost on the two dismissed counts. On November 30, 1992, the Court dismissed all but $116,374 of claims that had previously been agreed to by the Partnership. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The plaintiffs filed objections to confirmation of the Partnership's First Amended Plan of Reorganization. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Court's ruling and, in the meantime, attempted to settle the matter with the plaintiffs, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the plaintiffs, including legal costs. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 23, 1995 and on June 2, 1995 the Partnership paid $156,566 to the plaintiffs.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

Net income for the three and six months ended June 30, 1995 was $243,837 and $101,107, respectively, as compared to a net loss of $246,144 and $1,176,731 for the same periods of 1994.

The Partnership ceased making the interest only payments on the second lien on the Woodbridge Apartments in April 1994 which constituted a default under the mortgage agreement. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. Accordingly, the Partnership recorded a write-down for permanent impairment of real estate of $661,921 on Woodbridge Apartments during the first quarter of 1994, to write down the property to its estimated net realizable value. In an effort to prevent the loss of the property, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 in the United States Bankruptcy Court, Northern District of Texas on June 30, 1994. In January 1995, the Partnership received an offer to buy the property from an unaffiliated third party for a purchase price that was higher than its book value, after the write-down. The sale closed on May 23, 1995, and the Partnership recorded a gain on the sale of $554,047. The Partnership recorded $837,024 of revenue and $343,083 of expense related to Woodbridge Apartments during the first six months of 1995.

Harbour Club II is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12"). McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on the mortgage loan to HUD and unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I.

Harbour Club II had an improved average occupancy of 91% for the first six months of 1995 as compared to an average occupancy of 87% for the same period of 1994. Harbour Club II was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage during the first six months of 1995; however, the property is in need of major capital repairs and improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary improvements, but at this time no sources have been found.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $987,607 and $1,480,189 for the three and six months ended June 30, 1995, respectively, as compared to $476,901 and $920,771 for the same periods of 1994. The revenue for the three and six months ended June 30, 1995 includes $554,047 gain from the sale of Woodbridge Apartments on May 23, 1995.

Expenses:

Total expenses were $743,770 and $1,379,082 for the three and six months ended June 30, 1995, respectively, as compared to $723,045 and $2,097,502 for the same periods of 1994. The 1994 expenses include a $661,921 write-down for permanent impairment of real estate related to Woodbridge Apartments. As previously discussed, Woodbridge Apartments was sold on May 23, 1995, therefore the 1995 expenses include only five months of activity related to Woodbridge.

Interest - affiliates decreased $85,414 and $156,213 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. The decrease was due to the decrease in the balance of advances purchased by the General Partner which were contributed to the Partnership in June 1994.

Property taxes decreased $16,299 and $26,814 for the three and six months ended June 30, 1995, respectively, primarily due to reduced tax expense at Harbour Club II Apartments. The remaining decrease is due to the sale of Woodbridge Apartments.

Repairs and maintenance expense decreased $7,812 and increased $13,127 for the three and six months ended June 30, 1995, respectively, as compared to the same periods of 1994. Carpet and appliance replacements at Harbour Club II Apartments increased due to increased occupancy as well as a renovation of vacant units to improve marketability. This increase was offset during the second quarter of 1995 by the sale of Woodbridge Apartments.

Other property operating expense decreased $38,165 and $34,988 for the three and six months ended June 30, 1995, as compared to the same periods of 1994 primarily due to a decrease in legal and bad debt expense at Harbour Club II Apartments that has resulted from the improved economic conditions in Belleville, Michigan, where the property is located.

General and administrative expense increased $53,676 and $50,050 for the three and six months ended June 30, 1995, as compared to the same period of 1994. During the second quarter of 1995, the Partnership incurred $41,136 for legal fees related to the settlement of the judgment lien rendered in connection with the Illinois rescission suit (see Item 1 - Note 2 and Note 7). No such fees were incurred during 1994. The remaining increase is primarily due to higher audit fees.

During  the  second  quarter  of 1995,  the  Partnership  incurred  $170,566  of
reorganization   expense  for  legal  and  professional   fees  related  to  the
Partnership's bankruptcy proceeding. No such expenses were incurred in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership was provided with $19,480 of cash flow from operations for the six months ended June 30, 1995 as compared to $72,167 of cash used in operations for the same period of 1994. Cash received from tenants increased primarily due to the improved occupancy at Harbour Club II Apartments. Cash paid to suppliers decreased due to the sale of Woodbridge Apartments. During 1994, the Partnership paid approximately $13,000 of property management fees accrued in the prior year for Harbour Club II Apartments. The remaining decrease in cash paid to affiliates is due to the reduced management fee rate for Woodbridge Apartments.

The minimal cash balances of the Partnership have continued to limit capital improvements. Additions to real estate totaled $24,417 for the first six months of 1995 as compared to $18,446 for the same period of 1994. The Partnership received $319,672 of proceeds from the sale of Woodbridge Apartments. The use of these proceeds is restricted by the Bankruptcy Court.

During the first six months of 1994, the Partnership received $54,604 of advances from affiliates of the General Partner to fund operating cash shortfalls. The Partnership has received no such advances during the first six months of 1995.

At June 30, 1995, the Partnership held cash and cash equivalents of $385,798, of which $323,716 was in segregated accounts which have been restricted by the Bankruptcy Court, and accordingly was not available for general use by the Partnership.

Short-term liquidity
--------------------

As previously discussed in Item 1 - Note 6, the Partnership is operating under Chapter 11 proceedings as a debtor-in-possession. On May 23, 1995, in accordance with the Reorganization Plan, the Partnership sold Woodbridge Apartments. A portion of the net proceeds from the sale of the property were used to pay the settlement and related legal fees of the judgment lien creditors. The Partnership is currently awaiting the Final Resolution of Fees & Expenses in order to distribute funds to the remaining creditors as outlined in the Reorganization Plan.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of June 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

The balance of cash and cash equivalents can be considered no more than a minimum level of cash reserves for the properties operations. For the rest of 1995, operations of Harbour Club II Apartments is expected to provide sufficient positive cash flow for normal operating expenses and debt service payments. However, any needed capital improvements will require the use of existing cash reserves or other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Although affiliates of the Partnership have previously funded such cash deficits, there can be no assurance that the Partnership will receive additional funds Other possible actions to resolve cash deficiencies include refinancings, deferring capital expenditures on the Partnership property except where improvements are expected to enhance the competitiveness and marketability of the property, or property sale. A sale or refinancing of the property is only a possibility.

Long-term liquidity
-------------------

The Partnership has been in a distressed cash situation for several years. After the sale of Woodbridge Apartments, the Partnership has one remaining property, Harbour Club II Apartments. Although Harbour Club II is able to operate in such a manner to provide for operating expenses and debt service payments, the property has not proven the capability to produce the cash flow necessary for capital improvements nor to support Partnership general and administrative operations. The inability to make necessary capital improvements has led to deteriorating conditions at the property. In the opinion of management, if capital improvements are not made to make the property more marketable, the net realizable value of the property may be further impaired.

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

                           PART II. OTHER INFORMATION


ITEM 2.    LEGAL PROCEEDINGS
------     -----------------

Robert and Jeanette Kotowski, et al, v. Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.) and Southmark Investment Group 85, Inc. The plaintiffs sought rescission, pursuant to the Illinois Securities Act, of principal invested in McNeil Real Estate Fund XXIII, L.P. and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The defendants filed an answer denying all of the allegations set forth in the plaintiff's complaint. The defendants filed a motion to dismiss the case, and two out of the three counts were dismissed. The remaining count was limited to the plaintiffs who purchased the securities within three years of the date the suit was filed. In this regard, the Partnership agreed to rescind 76,000 Units and settled claims totaling $116,374. The claims consisted of the $76,000 original purchase price of the units plus $51,395 interest less distributions of $11,021 previously paid. The $64,979 original purchase price net of distributions paid was charged to limited partners' deficit in 1991 and accrued interest was charged to interest expense in 1993, 1992 and 1991. On September 15, 1992, the Partnership entered into an agreement with the plaintiffs whereby the Partnership agreed to pay the settled claims over 60 months at an interest rate of 8%, and pursuant to terms and conditions as outlined in the agreement. The Partnership made the first two payments due under the agreement; however, the October 1993 installment and both installments due during 1994 were not made due to the lack of funds available to the Partnership. An appeal had been filed by the plaintiffs who lost on the two dismissed counts. On November 30, 1992, the Court dismissed all but $116,374 of claims that had previously been agreed to by the Partnership. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The plaintiffs filed objections to confirmation of the Partnership's First Amended Plan of Reorganization. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Court's ruling and, in the meantime, attempted to settle the matter with the plaintiffs, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the plaintiffs, including legal costs. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 23, 1995 and on June 2, 1995 the Partnership paid $156,566 to the plaintiffs.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
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

         11.                        Statement  regarding  computation  of Net Income  (Loss) per  Thousand  Limited
                                    Partnership  Units:  Net income  (loss) per thousand  limited  partner units is computed by dividing net income  (loss)  allocated  to the limited  partners by the weighted average number of limited partnership units outstanding  expressed
                                    in thousands.  Per unit  information has been computed based on 9,399 and 9,419
                                    Current Income Units (in thousands)  outstanding in 1995 and 1994 and 6,689 and
                                    6,709  Growth/Shelter  Units  (in  thousands)  outstanding  in 1995  and  1994, respectively.

b) Reports on Form 8-K. A current report on Form 8-K dated May 18, 1995 was filed on June 2, 1995, reporting the confirmation of the Plan of Reorganization and the subsequent sale of Woodbridge Apartments on May 25, 1995.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   McNEIL REAL ESTATE FUND XXIII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



       August 14, 1995                                  By:  /s/  Donald K. Reed
---------------------------------                           -----------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       August 14, 1995                                  By:  /s/  Robert C. Irvine
---------------------------------                           -----------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       August 14, 1995                                  By:  /s/  Carol A. Fahs
---------------------------------                           -----------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
