Form 10-Q/A
period 1995-06-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1995-08-28
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q-A
                                  AMENDMENT - 1


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

Woodbridge Apartments was sold on May 25, 1995 and, in accordance with the Reorganization Plan, the first and second mortgage notes and the related outstanding accrued interest were paid. The Partnership also utilized $156,566 of the proceeds from the sale to pay the settlement and legal fees to the judgment lien creditors, as discussed above.

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

NOTE 7.
------

On May 25, 1995, Woodbridge Apartments was sold to an unrelated third party for a cash price of $3,2000,000. Cash proceeds and the gain on the disposition is detailed below:

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

NOTE 8.
------

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

The Partnership ceased making the interest only payments on the second lien on the Woodbridge Apartments in April 1994 which constituted a default under the mortgage agreement. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. Accordingly, the Partnership recorded a write-down for permanent impairment of real estate of $661,921 on Woodbridge Apartments during the first quarter of 1994, to write down the property to its estimated net realizable value. In an effort to prevent the loss of the property, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 in the United States Bankruptcy Court, Northern District of Texas on June 30, 1994. In January 1995, the Partnership received an offer to buy the property from an unaffiliated third party for a purchase price that was higher than its book value, after the write-down. The sale closed on May 25, 1995, and the Partnership recorded a gain on the sale of $554,047. The Partnership recorded $837,024 of revenue and $343,083 of expense related to Woodbridge Apartments during the first six months of 1995.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $987,607 and $1,480,189 for the three and six months ended June 30, 1995, respectively, as compared to $476,901 and $920,771 for the same periods of 1994. The revenue for the three and six months ended June 30, 1995 includes $554,047 gain from the sale of Woodbridge Apartments on May 25, 1995.

Expenses:

Total expenses were $743,770 and $1,379,082 for the three and six months ended June 30, 1995, respectively, as compared to $723,045 and $2,097,502 for the same periods of 1994. The 1994 expenses include a $661,921 write-down for permanent impairment of real estate related to Woodbridge Apartments. As previously discussed, Woodbridge Apartments was sold on May 25, 1995, therefore the 1995 expenses include only five months of activity related to Woodbridge.

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

Short-term liquidity
--------------------

As previously discussed in Item 1 - Note 6, the Partnership is operating under Chapter 11 proceedings as a debtor-in-possession. On May 25, 1995, in accordance with the Reorganization Plan, the Partnership sold Woodbridge Apartments. A portion of the net proceeds from the sale of the property were used to pay the settlement and related legal fees of the judgment lien creditors. The Partnership is currently awaiting the Final Resolution of Fees & Expenses in order to distribute funds to the remaining creditors as outlined in the Reorganization Plan.

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



       August 28, 1995                                  By:  /s/  Donald K. Reed
---------------------------------                           -----------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



       August 28, 1995                                  By:  /s/  Robert C. Irvine
---------------------------------                           -----------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



       August 28, 1995                                  By:  /s/  Carol A. Fahs
---------------------------------                           -----------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
