Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1995-11-14
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the period ended      September 30, 1995
                              ----------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

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




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code        (214) 448-5800
                                                       -----------------------




Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                      MCNEIL REAL ESTATE FUND XXIII, L.P.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------  --------------------
                                 BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,         December 31,

                                                                               1995                1994
                                                                            ----------          ----------
ASSETS Real estate investments:
   Land.....................................................               $   239,966         $   239,966
   Buildings and improvements...............................                 5,793,757           5,711,776
                                                                             ---------           ---------
                                                                             6,033,723           5,951,742
   Less:  Accumulated depreciation..........................                (2,585,603)         (2,405,420)
                                                                             ---------           ---------
                                                                             3,448,120           3,546,322

Asset held for sale.........................................                         -           2,373,130

Cash and cash equivalents ($192,645 and $79,303
   restricted by the Bankruptcy Court at September 30,
   1995 and December 31, 1994, respectively)................                   271,337             107,815
Cash segregated for security deposits.......................                    59,887              76,307
Accounts receivable.........................................                    20,674              17,033
Escrow deposits.............................................                    56,221             364,419
Prepaid expenses and other assets...........................                     8,019              35,382
                                                                             ---------           ---------
                                                                           $ 3,864,258         $ 6,520,408
                                                                             =========           =========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts....................               $ 3,794,821         $ 3,814,667
Accounts payable and accrued expenses.......................                    90,233              75,624
Accrued property taxes......................................                    22,682             123,773
Payable to affiliates - General Partner.....................                    61,840               4,986
Security deposits and deferred rental income................                    57,178              56,348
                                                                             ---------           ----------
                                                                             4,026,754           4,075,398
                                                                             ---------           ---------

Liabilities subject to compromise (including $37,228
   and $1,341,606 payable to affiliates at September 30,
   1995 and December 31, 1994, respectively)................                   160,997           4,184,977
                                                                             ---------           ---------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     16,108,041 and 16,088,041 Units issued and outstanding
     at September 30, 1995 and December 31, 1994, respectively,
     (9,399,080  and 9,419,080  Current Income Units at
     September 30, 1995 and December 31, 1994,  respectively
     and 6,688,961  Growth/Shelter Units at September 30, 1995
     and December 31, 1994).....................................            (5,177,426)         (6,579,736)
   General Partner..........................................                 4,853,933           4,839,769
                                                                             ---------           ---------
                                                                              (323,493)         (1,739,967)
                                                                             ---------           ---------
                                                                           $ 3,864,258         $ 6,520,408
                                                                            ==========          ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended                    Nine Months Ended
                                                   September 30,                         September 30,
                                             --------------------------         ----------------------------
                                               1995              1994              1995              1994
                                             -------           --------         ---------          ---------
Revenue:
   Rental revenue................         $  335,469          $ 498,090        $1,255,358         $1,416,152
   Interest......................              3,856              1,744            10,109              4,453
   Gain on sale of real estate...                  -                  -           554,047                  -
                                           ---------           --------         ---------          ---------
     Total revenue...............            339,325            499,834         1,819,514          1,420,605
                                           ---------           --------         ---------          ---------

Expenses:
   Interest......................             92,155            149,281           358,760            457,264
   Interest - affiliates.........             (6,329)            11,063            17,846            191,451
   Depreciation..................             68,439             95,484           243,923            283,365
   Property taxes................             27,938             52,275           105,674            156,825
   Personnel costs...............             51,720             72,929           198,953            218,894
   Utilities.....................             20,830             33,586           119,394            136,214
   Repairs and maintenance.......             24,404             63,141           168,978            194,588
   Property management
     fees - affiliates...........             16,084             23,983            56,435             68,548
   Other property operating
     expenses....................             44,912             52,446           122,301            164,823
   General and administrative....              9,384              9,532            73,434             23,532
   General and administrative -
     affiliates..................             43,914             61,131           136,269            164,928
   Reorganization expense........             29,432                  -           199,998                  -
   Write-down for permanent
     impairment of real estate...                  -                  -                 -            661,921
                                           ---------           --------         ---------          ---------
     Total expenses..............            422,883            624,851         1,801,965          2,722,353
                                           ---------           --------         ---------          ---------
Income (loss) before
   extraordinary item............         $  (83,558)         $(125,017)       $   17,549        $(1,301,748)
Extraordinary item...............          1,398,925                  -         1,398,925                  -
                                           ---------           --------         ---------         ----------
Net income (loss)................         $1,315,367          $(125,017)       $1,416,474        $(1,301,748)
                                           =========           ========         =========         ==========

Net income (loss) allocable
   to limited partners - Current
   Income Unit...................         $  118,383          $ (11,251)       $  127,483        $  (117,157)
Net income (loss) allocable to
   limited partners - Growth/
   Shelter Unit..................          1,183,831           (112,515)        1,274,827         (1,171,573)
Net income (loss) allocable to
   General Partner...............             13,153             (1,251)           14,164            (13,018)
                                           ---------           --------         ---------          ---------
Net income (loss)................         $1,315,367          $(125,017)       $1,416,474        $(1,301,748)
                                           =========           ========         =========         ==========

Net income (loss) per thousand
limited partnership units:
Current Income Units:
   Income (loss) before
     extraordinary item..........         $     (.81)         $   (1.19)       $      .16        $    (12.44)
   Extraordinary item............              13.40                  -             13.40                  -
                                           ---------           --------         ---------         ----------
   Net income (loss).............         $    12.59          $   (1.19)       $    13.56        $    (12.44)
                                           =========           ========         =========         ==========

Growth/Shelter Units:
   Income (loss) before
     extraordinary item..........         $   (11.24)         $  (16.77)       $     2.36        $   (174.63)
   Extraordinary item............             188.23                  -            188.23                  -
                                           ---------           --------         ---------         ----------
   Net income (loss).............         $   176.99          $  (16.77)       $   190.59        $   (174.63)
                                           =========           ========         =========         ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994



                                                                                                Total
                                                       General               Limited            Partners'
                                                       Partner               Partners           Equity (Deficit)
                                                      ---------             -----------         ---------------
Balance at December 31, 1993..............           $ (225,716)            $(5,128,564)          $(5,354,280)

Contribution of advances purchased
   by General Partner and accrued
   interest...............................            5,080,143                       -             5,080,143

Net loss
   General Partner........................              (13,018)                      -               (13,018)
   Current Income Units...................                    -                (117,157)             (117,157)
   Growth/Shelter Units...................                    -              (1,171,573)           (1,171,573)
                                                      ---------              ----------            ----------
Total net loss............................              (13,018)             (1,288,730)           (1,301,748)
                                                      ---------              ----------            ----------

Balance at September 30, 1994.............           $4,841,409             $(6,417,294)          $(1,575,885)
                                                      =========              ==========            ==========


Balance at December 31, 1994..............           $4,839,769             $(6,579,736)          $(1,739,967)

Net income
   General Partner........................               14,164                       -                14,164
   Current Income Units...................                    -                 127,483               127,483
   Growth/Shelter Units...................                    -               1,274,827             1,274,827
                                                      ---------              ----------             ---------
Total net income..........................               14,164               1,402,310             1,416,474
                                                      ---------              ----------             ---------

Balance at September 30, 1995.............           $4,853,933             $(5,177,426)          $  (323,493)
                                                      =========              ==========            ==========














The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     Increase in Cash and Cash Equivalents



                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------              ----------

Cash flows from operating activities:
   Cash received from tenants........................                   $1,241,767              $1,383,157
   Cash paid to suppliers............................                     (770,773)               (679,382)
   Cash paid to affiliates...........................                      (59,149)                (81,561)
   Interest received.................................                       10,109                   4,453
   Interest paid.....................................                     (351,902)               (384,330)
   Property taxes escrowed...........................                      (96,639)               (131,721)
                                                                         ---------               ---------
Net cash provided by (used in)
   operating activities..............................                      (26,587)                110,616
                                                                         ---------               ---------

Cash flows from investing activities:
   Additions to real estate investments..............                      (81,981)                (62,113)
   Proceeds from sale of real estate.................                      319,672                       -
                                                                         ---------               ---------
Net cash provided by (used in)
   investing activities..............................                      237,691                 (62,113)
                                                                         ---------               ---------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                      (47,582)                (63,004)
   Advances from affiliates - General Partner........                            -                  57,904
                                                                         ---------               ---------
Net cash used in financing activities................                      (47,582)                 (5,100)
                                                                         ---------               ---------

Net increase in cash and cash equivalents............                      163,522                  43,403

Cash and cash equivalents at beginning of
   period............................................                      107,815                  89,311
                                                                         ---------               ---------

Cash and cash equivalents at end of period...........                   $  271,337              $  132,714
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

                      MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

     Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                           1995                    1994
                                                                         ---------              ----------
Net income (loss)....................................                   $1,416,474             $(1,301,748)
                                                                         ---------              ----------

Adjustments to  reconcile  net income  (loss) to net
   cash  provided by (used in)operating activities:
   Depreciation......................................                      243,923                 283,365
   Amortization of discounts on mortgage
     notes payable...................................                       19,845                  24,976
   Interest added to advances from affiliates -
     General Partner.................................                       17,846                 191,451
   Gain on sale of real estate.......................                     (554,047)                      -
   Write-down for permanent impairment
     of real estate..................................                            -                 661,921
   Extraordinary item................................                   (1,398,925)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       16,420                 (16,251)
     Accounts receivable.............................                       (3,641)                 13,967
     Escrow deposits.................................                      308,198                  69,904
     Prepaid expenses and other assets...............                       27,363                  (7,501)
     Accounts payable and accrued expenses...........                       (1,227)                  5,744
     Accrued property taxes..........................                     (118,699)                 26,156
     Claims settlement payable.......................                     (113,162)                  5,226
     Payable to affiliates - General Partner.........                      133,555                 151,915
     Security deposits and deferred rental
       income........................................                      (20,510)                  1,491
                                                                        ----------               ---------

       Total adjustments.............................                   (1,443,061)              1,412,364
                                                                        ----------               ---------

Net cash provided by (used in)
   operating activities..............................                  $   (26,587)             $  110,616
                                                                        ==========               =========











The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.

                         Notes to Financial Statements
                                  (Unaudited)

                               September 30, 1995

NOTE 1.
------

McNeil Real Estate Fund XXIII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd. was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

NOTE 3.
------

As discussed in Note 5, the Partnership filed a Voluntary Petition for reorganization under Chapter 11 of the United States Bankruptcy Court in June 1994. The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan") was filed with the Bankruptcy Court on February 13, 1995, and the Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995. The Partnership operated in this Chapter 11 proceeding as a debtor-in-possession. Accordingly, the General Partner continued to manage the business and affairs of the Partnership subject to the jurisdiction and supervision of the United States Bankruptcy Court - Northern District of Texas (the "Bankruptcy Court"). On May 24, 1995 (the "Confirmation Date"), the Partnership received an order confirming its Reorganization Plan and is currently in the process of settling the remaining liabilities.

Under the bankruptcy proceedings, certain liabilities had priority and the payment of certain other liabilities existing at June 30, 1994, were deferred. Such liabilities have been set forth separately in the financial statements.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements. There is no guarantee that such advances will continue to be available. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.
------

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

The Partnership is incurring an asset management fee which is payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. As discussed in Note 5, asset management fees totaling $366,329 accrued prior to the Confirmation Date were discharged. Total accrued but unpaid asset management fees subsequent to the Confirmation Date of $25,052 were outstanding at September 30, 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

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

The total advances from affiliates at September 30, 1995 and December 31, 1994 consist of the following:

                                                                         September 30,          December 31,
                                                                             1995                   1994
                                                                            -------               --------
Advances from General Partner- revolving
    credit facility.....................................                   $      -               $ 65,670
Advances from General Partner - other...................                          -                281,823
Advance from McNeil Real Estate Fund XXV, L.P...........                          -                113,000
Accrued interest payable................................                     37,228                 70,583
                                                                            -------                -------
                                                                           $ 37,228               $531,076
                                                                            =======                =======

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                            1995                    1994
                                                                           -------                 -------
Property management fees...............................                   $ 56,435                $ 68,548
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner...........................................                     17,846                 191,451
Charged to general and administrative -
   affiliates:
   Partnership administration..........................                     79,902                 109,189
   Asset management fee................................                     56,367                  55,739
                                                                           -------                 -------
                                                                          $210,550                $424,927
                                                                           =======                 =======

The payable to  affiliates - General  Partner at September 30, 1995 and December
31,  1994  consisted   primarily  of  unpaid  asset  management  fees,  property
management fees and partnership general and administrative expenses.

As discussed in Note 5, Advances from affiliates - General Partner and a portion of Payable to affiliates - General Partner were classified as unsecured claims and are deferred under the Chapter 11 proceedings. As outlined in the Reorganization Plan, any payments of advances and fees owed to affiliates of the General Partner is limited to remaining cash after the pre-petition and reorganization related payables have been paid. At September 30, 1995, the Partnership had $37,228 of such cash available to distribute to affiliate creditors. The remaining amounts owed to affiliates of the General Partner at Confirmation Date were discharged.

NOTE 5.
------

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

As a result  of its  Chapter  11  proceeding,  the  realization  of  assets  and liquidation  of  liabilities  attributable  to the  Partnership  were subject to significant uncertainties. The Partnership's financial statements include adjustments and reclassifications to reflect the liabilities that were deferred under the Chapter 11 proceeding as "Liabilities subject to compromise."

The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan") was filed with the Bankruptcy Court on February 13, 1995, and the Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with the Illinois rescission suit (See Note
7). The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 24, 1995.

Woodbridge Apartments was sold on May 25, 1995 and, in accordance with the Reorganization Plan, the first and second mortgage notes and the related outstanding accrued interest were paid. The Partnership also utilized $156,566 of the proceeds from the sale to pay the settlement and legal fees to the judgment lien creditors, as discussed above.

On September 11, 1995, the Bankruptcy Court issued an Order Regarding Objections to Claims that allowed the Partnership to pay outstanding pre-petition claims totaling approximately $124,000 in October 1995.

On September 14, 1995, the Partnership sent an election form for each limited partner to choose whether to redeem their interest in the Partnership. The redemption price is 1/1000th of a cent per Unit. The limited partners were required to respond within 30 days, and at the close of the thirty day period, 321 limited partners had elected to redeem 4,435,311 of the units. The Partnership is currently attempting to obtain a "no-action" letter from the Securities and Exchange Commission ("SEC"). The "no-action" letter shall, at a minimum, provide (1) that the purchase of partnership interests can be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934 and (2) that the SEC has not been advised by the Division of the SEC issuing the letter to pursue an enforcement action if the Reorganization Plan is consummated. In the event that a "no-action" letter satisfactory to the Partnership is not issued by the SEC, or the General Partner of the Partnership determines that the level of redemption could potentially result in the treatment of the Partnership as a corporation for tax purposes, then this provision shall be void and the limited partners will retain their interests. The SEC is expected to respond to the Partnership's request on or before December 22, 1995.

At September 30, 1995, the Partnership held $37,228 of cash available to distribute to the affiliate creditors. The remaining amounts owed to affiliates were discharged resulting in an extraordinary gain of $1,398,925.

The  Partnership's   financial   statements  include  the  accounts  of  Beckley
Associates Limited Partnership. Beckley Associates, which owns Harbour Club II Apartments, and is wholly-owned by the Partnership and the General Partner. Beckley Associates was not included in the bankruptcy filing. Summarized below is a statement of assets, liabilities and partners' deficit of the portion of the Partnership included in the Chapter 11 reorganization as of September 30, 1995, and the results of operations for the nine months ended September 30, 1995, prepared on a going concern basis. The assets, liabilities and transactions of Beckley Associates have been excluded.

                                                                           September 30,       December 31,
                                                                               1995                1994
                                                                           ------------        -----------
         ASSETS
         ------

         Asset held for sale............................                     $      -           $2,373,130
         Cash and cash equivalents......................                      192,645               79,303
         Cash segregated for security deposits..........                            -               24,059
         Accounts receivable............................                            -                2,642
         Escrow deposits................................                            -              178,078
         Prepaid expenses and other assets..............                            -               26,024
                                                                              -------            ---------
                                                                             $192,645           $2,683,236
                                                                              =======            =========

         LIABILITIES AND PARTNERS' DEFICIT
         ---------------------------------

         Mortgage notes payable, net of discounts.......                     $      -           $2,434,653
         Accounts payable and accrued expenses..........                      146,782              256,608
         Accrued property taxes.........................                            -               17,608
         Claims settlement payable......................                            -              113,162
         Payable to affiliates - General Partner........                       56,527              810,530
         Advances from affiliates - General Partner.....                       37,228              531,076
         Security deposits and deferred
           rental income................................                            -               21,340
                                                                              -------            ---------
                                                                              240,537            4,184,977
                                                                              -------            ---------

         Partners' deficit..............................                      (47,892)          (1,501,741)
                                                                              -------           ----------
                                                                             $192,645          $ 2,683,236
                                                                              =======           ==========


                                                                                              For the period
                                                                                               June 30, 1994
                                                                       Nine months ended          through
                                                                      September 30, 1995    September 30, 1994

         Rental revenue.................................                $  278,894               $ 188,235
         Interest.......................................                     6,557                   1,071
         Gain on sale of real estate....................                   554,047                       -
                                                                         ---------                       -
           Total revenues...............................                   839,498                 189,306
                                                                         ---------                --------

         Interest.......................................                    81,695                  59,188
         Interest - affiliates..........................                    17,846                  11,063
         Depreciation...................................                    63,740                  38,764
         Property taxes.................................                    10,121                   9,423
         Personnel costs................................                    55,695                  30,702
         Utilities......................................                    34,321                  14,853
         Repairs and maintenance........................                    52,898                  21,726
         Property management fees - affiliates..........                     8,735                   9,092
         Other property operating.......................                    49,850                  21,302
         General and administrative.....................                    73,406                  11,703
         General and administrative - affiliates........                   136,269                  90,896
         Reorganization expense.........................                   199,998                       -
                                                                         ---------                       -
           Total expenses...............................                   784,574                 318,712
                                                                         ---------                --------
         Income (loss) before extraordinary item........                    54,924                (129,406)
         Extraordinary item.............................                 1,398,925                       -
                                                                         ---------                       -
         Net income (loss)..............................                $1,453,849               $(129,406)
                                                                         =========                ========

NOTE 6.
------

On May 25, 1995, Woodbridge Apartments was sold to an unrelated third party for a cash price of $3,200,000. Cash proceeds and the gain on the disposition is detailed below:

                                                                       Gain on Sale            Cash Proceeds
                                                                        ----------              -----------
Sales Price..........................................                   $3,200,000              $3,200,000

Selling costs........................................                     (121,904)               (121,904)
Retirement of mortgage discounts.....................                     (214,659)
Carrying value.......................................                   (2,309,390)
                                                                         ---------
Gain on disposition of real estate...................                   $  554,047
                                                                         =========


Retirement of mortgage notes.........................                                           (2,641,421)
Payment of accrued interest..........................                                             (117,003)
                                                                                                ----------
Net cash proceeds....................................                                          $   319,672
                                                                                                ==========




ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

FINANCIAL CONDITION
-------------------

The Partnership had net income of $1,315,367 and $1,416,474 for the three and nine months ended September 30, 1995, respectively, as compared to net losses of $125,017 and $1,301,748 for the same periods of 1994. The Partnership recorded a $1,398,925 extraordinary gain for the discharge of affiliate fees and advances related to the Chapter 11 proceedings during the third quarter of 1995 (see Item 1 - Note 4 and Note 5).

The Partnership ceased making the interest only payments on the second lien on the Woodbridge Apartments in April 1994 which constituted a default under the mortgage agreement. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. Accordingly, the Partnership recorded a write-down for permanent impairment of real estate of $661,921 on Woodbridge Apartments during the first quarter of 1994, to write down the property to its estimated net realizable value. In an effort to prevent the loss of the property, the Partnership filed a Voluntary Petition for Reorganization under Chapter 11 in the United States Bankruptcy Court, Northern District of Texas on June 30, 1994. In January 1995, the Partnership received an offer to buy the property from an unaffiliated third party for a purchase price that was higher than its book value, after the write-down. The sale closed on May 25, 1995, and the Partnership recorded a gain on the sale of $554,047. The Partnership recorded $839,773 of revenue and $351,857 of expense related to Woodbridge Apartments during the first nine months of 1995.

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

Harbour Club II had an improved average occupancy of 92% for the first nine months of 1995 as compared to an average occupancy of 88% for the same period of 1994. Harbour Club II was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage during the first nine months of 1995; however, the property is in need of major capital repairs and improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary improvements, but at this time no sources have been found.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue decreased $162,621 and $160,794 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994 primarily due to the sale of Woodbridge Apartments on May 25, 1995. The Partnership recorded a $554,047 gain from the sale of Woodbridge Apartments.

Expenses:

Total expenses decreased $201,968 and $920,388 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. The 1994 expenses include a $661,921 write-down for permanent impairment of real estate related to Woodbridge Apartments. As previously discussed, Woodbridge Apartments was sold on May 25, 1995; therefore the 1995 expenses include only five months of activity related to Woodbridge.

Interest - affiliates decreased $17,392 and $173,605 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994. The decrease was due to the decrease in the balance of purchased advances which were contributed to the Partnership in June 1994 by the General Partner. Additionally, in accordance with the Reorganization Plan, advances due to the General Partner were discharged. The third quarter of 1995 includes an adjustment related to this settlement.

Property taxes decreased $24,337 and $51,151 for the three and nine months ended September 30, 1995, respectively, primarily due to reduced tax expense at Harbour Club II Apartments that resulted from a successful tax appeal. The remaining decrease is due to the sale of Woodbridge Apartments.

Repairs and maintenance expense decreased $38,737 and $25,610 for the three and nine months ended September 30, 1995, respectively, as compared to the same periods of 1994 due to a decrease in carpet and appliance replacements at Harbour Club II. The remaining decrease is due to the sale of Woodbridge Apartments.

Other property operating expense decreased $7,534 and $42,522 for the three and nine months ended September 30, 1995, as compared to the same periods of 1994 primarily due to a decrease in legal and bad debt expense at Harbour Club II Apartments that has resulted from the improved economic conditions in Belleville, Michigan, where the property is located.

General and administrative expense decreased $148 and increased $49,902 for the three and nine months ended September 30, 1995, as compared to the same period of 1994. During the second quarter of 1995, the Partnership incurred $41,136 for legal fees related to the settlement of the judgment lien rendered in connection with the Illinois rescission suit (see Item 1 - Note 2 and Note 7). No such fees were incurred during 1994. The remaining increase is primarily due to higher audit fees.

The Partnership incurred $29,432 and $199,998 of reorganization expense during the three and nine months ended September 30, 1995, respectively, for legal and professional fees related to the Partnership's bankruptcy proceeding. No such expenses were incurred in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership used $26,587 of cash flow from operations for the nine months ended September 30, 1995 as compared to cash provided by operations of $110,616 for the same period of 1994. Cash received from tenants, interest paid and property taxes escrowed decreased primarily due to the sale of Woodbridge Apartments. Cash paid to suppliers increased due to reorganization costs relating to the pending bankruptcy proceedings. During 1994, the Partnership paid approximately $13,000 of property management fees accrued in the prior year for Harbour Club II Apartments. The remaining decrease in cash paid to affiliates is due to the sale of Woodbridge Apartments.

The minimal cash balances of the Partnership have continued to limit capital improvements. Additions to real estate totaled $81,981 for the first nine months of 1995 as compared to $62,113 for the same period of 1994. The Partnership received $319,672 of proceeds from the sale of Woodbridge Apartments. The use of these proceeds is restricted by the Bankruptcy Court.

During the first nine months of 1994, the Partnership received $57,904 of advances from affiliates of the General Partner to fund operating cash shortfalls. The Partnership has received no such advances during the first nine months of 1995.

At September 30, 1995, the Partnership held cash and cash equivalents of $271,337, of which $192,645 was in segregated accounts which have been restricted by the Bankruptcy Court, and accordingly was not available for general use by the Partnership.

Short-term liquidity
--------------------

As previously discussed in Item 1 - Note 5, the Partnership was operating under Chapter 11 proceedings as a debtor-in-possession. On May 25, 1995, in accordance with the Reorganization Plan, the Partnership sold Woodbridge Apartments. A portion of the net proceeds from the sale of the property were used to pay the settlement and related legal fees of the judgment lien creditors. In September 1995, the Partnership received an Order Regarding Objections to Claims and a Final Resolution of Fees & Expenses which allowed the Partnership to distribute funds to the remaining creditors as outlined in the Reorganization Plan in October 1995.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts have been reserved for any particular partnership. As of September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Distributions
-------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1988. There have been no distribution to Growth/Shelter Units holders. Distributions to Unit holders will remain suspended for the foreseeable future.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
------     -----------------

1) Robert and Jeanette Kotowski, et al, v. Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.) and Southmark Investment Group 85, Inc. The plaintiffs sought rescission, pursuant to the Illinois Securities Act, of principal invested in McNeil Real Estate Fund XXIII, L.P. and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The defendants filed an answer denying all of the allegations set forth in the plaintiff's complaint. The defendants filed a motion to dismiss the case, and two out of the three counts were dismissed. The remaining count was limited to the plaintiffs who purchased the securities within three years of the date the suit was filed. In this regard, the Partnership agreed to rescind 76,000 Units and settled claims totaling $116,374. The claims consisted of the $76,000 original purchase price of the units plus $51,395 interest less distributions of $11,021 previously paid. The $64,979 original purchase price net of distributions paid was charged to limited partners' deficit in 1991 and accrued interest was charged to interest expense in 1993, 1992 and 1991. On September 15, 1992, the Partnership entered into an agreement with the plaintiffs whereby the Partnership agreed to pay the settled claims over 60 months at an interest rate of 8%, and pursuant to terms and conditions as outlined in the agreement. The Partnership made the first two payments due under the agreement; however, the October 1993 installment and both installments due during 1994 were not made due to the lack of funds available to the Partnership. An appeal had been filed by the plaintiffs who lost on the two dismissed counts. On November 30, 1992, the Court dismissed all but $116,374 of claims that had previously been agreed to by the Partnership. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The plaintiffs filed objections to confirmation of the Partnership's First Amended Plan of Reorganization. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Court's ruling and, in the meantime, attempted to settle the matter with the plaintiffs, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the plaintiffs, including legal costs. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 24, 1995 and on June 2, 1995 the Partnership paid $156,566 to the plaintiffs.

2) Martha Hess, et. al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.), and Southmark
Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated case no. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal.

Proceedings against the Partnership were stayed pursuant to the voluntary petition for reorganization filed by the Partnership on June 30, 1994. Plaintiffs have agreed that all claims against the Partnership have been fully satisfied in the bankruptcy. They have agreed to dismiss those claims with prejudice.


ITEM 2.   CHANGES IN  SECURITIES
------    ----------------------

In accordance with the Partnership's Reorganization Plan, on September 14, 1995, the Partnership sent an election form for each limited partner to choose whether to redeem their interest in the Partnership. The redemption price is 1/1000th of a cent per Unit. The limited partners were required to respond within 30 days, and at the close of the thirty day period, 321 limited partners had elected to redeem 4,435,311 of the units. The Partnership is currently attempting to obtain a "no-action" letter from the Securities and Exchange Commission ("SEC"). The "no-action" letter shall, at a minimum, provide (1) that the purchase of partnership interests can be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934 and (2) that the SEC has not been advised by the Division of the SEC issuing the letter to pursue an enforcement action if the Reorganization Plan is consummated. In the event that a "no-action" letter satisfactory to the Partnership is not issued by the SEC, or the General Partner of the Partnership determines that the level of redemption could potentially result in the treatment of the Partnership as a corporation for tax purposes, then this provision shall be void and the limited partners will retain their interests. The SEC is expected to respond to the Partnership's request on or before December 22, 1995.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
------     --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         4.                         Amended and  Restated  Limited  Partnership  Agreement  dated  March 30,  1992.
                                    (Incorporated  by reference to the Current Report of the Registrant on Form 8-K
                                    dated March 30, 1992, as filed on April 10, 1992).

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

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                      MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   McNEIL REAL ESTATE FUND XXIII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



        November 14 , 1995                         By:  /s/  Donald K. Reed
-----------------------------------                    ---------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



        November 14, 1995                          By:  /s/  Robert C. Irvine
-----------------------------------                    ---------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



        November 14, 1995                          By:  /s/  Carol A. Fahs
-----------------------------------                    ---------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
