Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1996-04-01
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended       December 31, 1995
                                -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15459


                       McNEIL REAL ESTATE FUND XXIII, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                33-0139793
- -------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code  (214)  448-5800
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act: None
- ----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Current Income
                                                            Limited Partnership
                                                            Units
                                                            Growth/Shelter
                                                            Limited Partnership
                                                            Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

11,652,730 of the Registrant's 11,657,730 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 39

                                TOTAL OF 41 PAGES

                                     PART I

ITEM 1.      BUSINESS
- -------      --------

ORGANIZATION
- ------------

McNeil Real Estate Fund XXIII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd. was organized on March 4, 1985 as a limited partnership under the provisions of the California Uniform Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 85, Inc. (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

On February 25, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-1620) and commenced a public offering for sale of $45,000,000 of limited partnership units. Two classes of limited partnership units were offered, designated as Current Income Units and Growth/Shelter Units (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 24, 1987, with 16,204,041 Units (9,461,580 Current Income Units and 6,742,461 Growth/Shelter Units) sold at $1 each, or gross proceeds of $16,204,041. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15459). In 1991, 76,000 Units were rescinded and in 1994, 20,000 Units were relinquished leaving 16,108,041 Units (9,419,080 Current Income Units and 6,688,961 Growth/Shelter Units) outstanding at December 31, 1995. On January 1, 1996, pursuant to the Partnership's bankruptcy reorganization plan, the Partnership redeemed 4,450,311 Units for cash consideration equal to 1/1,000th of a cent per Unit redeemed.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
- --------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control of 34 limited partnerships (including the Partnership) in the Southmark portfolio to McNeil or his affiliates.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date, McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXIII, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationship and Related Transactions. The proposals approved at the March 30, 1992, meeting were implemented as of that date.

Concurrent with the approval of the restructuring, the General Partner acquired from Southmark and its affiliates, for aggregate consideration of $350,466 (i) the right to receive payment on the advances owing from the Partnership to Southmark and its affiliates in the amount of $4,375,661, and (ii) the general partner interest of the Original General Partner. The General Partner owns in the aggregate less than 1% of the Units.

CURRENT OPERATIONS
- ------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential real estate. At December 31, 1995, the Partnership owned one income-producing property as described in Item 2
- - Properties.

The Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 30, 1994. The Partnership's reorganization plan was confirmed by the Bankruptcy Court on May 17, 1995. See Chapter 11 Reorganization below.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 3 - "Transactions with Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Chapter 11 Reorganization:

On June 30, 1994, the Partnership filed a voluntary petition for Chapter 11 reorganization with the United States Bankruptcy Court - Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Partnership continued to conduct its affairs as a debtor-in-possession, subject to the jurisdiction and supervision of the Bankruptcy Court. Concurrent with the Chapter 11 filing, the General Partner contributed to the Partnership $4,375,661 of advances and $704,482 of accrued interest on advances that were payable by the Partnership to the General Partner. See Note 3 - Transactions with Affiliates. The Partnership's financial statements include the accounts of Beckley Associates ("Beckley"). Beckley, which owns Harbour Club II Apartments, is 99.99% by the Partnership. Beckley was excluded from the Chapter 11 filing.

Woodbridge Apartments, one of the Partnership's properties, was encumbered by two mortgage notes payable. The first lien mortgage note payable was co-insured by the Federal Housing Administration and was, therefore, regulated by the United States Department of Housing and Urban Development ("HUD"). The second lien mortgage note payable was payable in monthly installments of interest only. Such payments were limited to "surplus cash," as defined by HUD and as calculated at June 30 and December 31 of each year. No "surplus cash" was available to make the interest payments on the second lien and therefore, the Partnership ceased making such payments in April 1994. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. The Chapter 11 proceeding was filed to prevent the foreclosure actions.

The Partnership's First Amended Plan of Reorganization (the "Reorganziation Plan"), which contemplated a sale of Woodbridge Apartments, was submitted to the Bankruptcy Court on February 13, 1995. The Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with the Illinois rescission suit (See Item 3 - Legal Proceedings). The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court did grant an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995.

Woodbridge Apartments was sold on May 25, 1995 and, in accordance with the Reorganization Plan, the first and second mortgage notes payable and the related outstanding accrued interest were paid. The Partnership also utilized $156,566 of the proceeds from the sale to pay the settlement and legal fees to the judgment lien creditors, as discussed above.

On  September  11,  1995,  the  Bankruptcy  Court  entered  an  Order  Regarding
Objections  to  Claims  that  allowed  the   Partnership   to  pay   outstanding
pre-petition claims totaling approximately $12,000 in October 1995.

As outlined in the Reorganization Plan, any payments of advances and fees owed to affiliates of the General Partner were limited to remaining cash, after the pre-petition and reorganization related costs were paid. The Partnership had $37,228 of such cash available to distribute to affiliate creditors. The remaining amounts owed to affiliates of the General Partner as of May 17, 1995 were discharged resulting in an extraordinary gain of $1,435,024.

On August 15, 1995, the Partnership sent an election form to each limited partner which allowed them to choose whether to redeem their interest in the Partnership. The redemption price was 1/1,000th of a cent per Unit. The limited partners were required to respond within 30 days, and at the close of the 30 day period, 310 limited partners had elected to redeem 4,450,311 Units. In connection with the redemption, the partnership obtained a "no-action" letter from the Securities and Exchange Commission ("SEC") that provided that (1) the redemption could be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934, and (2) the SEC did not intend to pursue an enforcement action if the Reorganization Plan was consummated. Redemption of the affected Units was effective on January 1, 1996.

On November 18, 1995, the Partnership submitted to the Bankruptcy Court a request for an Application to Close Case, which was entered on December 11, 1995. The Partnership was awaiting confirmation of the Order Approving the Application to Close Case as of March 13, 1996.

Expenses incurred by the Partnership in connection with its Chapter 11 filing have been expensed as "Reorganization expenses" in the accompanying Statements of Operations. Interest earned on funds restricted by the Bankruptcy Court are presented as "Interest on reorganization funds" in the Statements of Operations.

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its remaining property whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the
Partnership's property. The General Partner is evaluating market and other economic conditions to determine the optimum time to liquidate the Partnership's remaining property in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Limited Partners' Units in the Partnership, which may include, among other things, asset sales or refinancing of the Partnership's property which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the
Partnership, including losses from operations and foreclosure of the Partnership's property, is described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. For a detailed discussion of the competitive conditions for the Partnership's property see Item 2 - Properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns property having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

ITEM 2.      PROPERTIES
- -------      ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings and the land on which the property is located are owned by the Partnership in fee, subject to a first lien deed of trust as described more fully in Item 8 - Note 6 - "Mortgage Notes Payable." See also
Item 8 - Note 5 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.

                                           Net Basis of                           1995            Date
Property              Description            Property            Debt        Property Taxes     Acquired
- --------              -----------         ------------       -----------       --------         --------
Harbour Club II (1)   Apartments
   Belleville, MI     220 units          $   3,428,097      $  3,787,802      $ 104,737           6/86

(1) Harbour Club II Apartments is owned by Beckley Associates which is 99.99% owned by the Partnership.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1995           1994            1993           1992          1991
                                    -------------  -------------  --------------  -------------  ----------
Harbour Club II
   Occupancy Rate............             92%             86%            85%            92%             80%
   Rent Per Square Foot......           $6.55           $5.96          $5.79          $5.43           $5.55

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property. No residential tenant leases 10% or more of the available rental space.

Competitive conditions
- ----------------------

Harbour Club II, located in Belleville, Michigan, was built in 1971 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The Belleville market has significantly rebounded to an average area occupancy rate of 95% and the property's closest competitor has rental rates approximately $100 per month above Harbour Club II's rates. Harbour Club II has had difficulty increasing rents for four years due to lack of capital improvements. Security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. The property has a large amount of deferred maintenance due to high debt service and is unable to generate cash to meet its capital improvement needs. Management is currently seeking alternatives to fund the needed capital improvements. The ability of the property to compete in the market will be directly determined by the amount of capital dollars spent to upgrade the property to community standards.

ITEM 3.      LEGAL PROCEEDINGS
- -------      -----------------

Except for the Partnership's Chapter 11 bankruptcy proceeding, the Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) Robert and Jeanette Kotowski, et al. v. Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.) and Southmark Investment Group 85, Inc. The plaintiffs sought rescission, pursuant to the Illinois Securities Act, of principal invested in McNeil Real Estate Fund XXIII, L.P. and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The defendants filed an answer denying all of the allegations set forth in the plaintiff's complaint. The defendants filed a motion to dismiss the case, and two out of the three counts were dismissed. The remaining count was limited to the plaintiffs who purchased the securities within three years of the date the suit was filed. In this regard, the Partnership agreed to rescind 76,000 Units and settled claims totaling $116,374. The claims consisted of the $76,000 original purchase price of the units plus $51,395 interest less distributions of $11,021 previously paid. The $64,979 original purchase price net of distributions paid was charged to limited partners' deficit in 1991 and accrued interest was charged to interest expense in 1993, 1992 and 1991. On September 15, 1992, the Partnership entered into an agreement with the plaintiffs whereby the Partnership agreed to pay the settled claims over 60 months at an interest rate of 8%, and pursuant to terms and conditions as outlined in the agreement. The Partnership made the first two payments due under the agreement; however, the October 1993 installment and both installments due during 1994 were not made due to the lack of funds available to the Partnership. An appeal had been filed by the plaintiffs who lost on the two dismissed counts. On November 30, 1992, the Court dismissed all but $116,374 of claims that had previously been agreed to by the Partnership. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The plaintiffs filed objections to confirmation of the Partnership's First Amended Plan of Reorganization. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the plaintiffs, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the plaintiffs, including legal costs. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995, and on June 2, 1995, the Partnership paid $156,566 to the plaintiffs.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.), and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal.

     Proceedings against the Partnership were stayed pursuant to the voluntary petition for reorganization filed by the Partnership on June 30, 1994. Plaintiffs have agreed that all claims against the Partnership have been fully satisfied in the bankruptcy. The Court has dismissed the Partnership as a party-defendant to the action.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------      ---------------------------------------------------

None.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
- -------      ------------------------------------------------------------

             RELATED SECURITY HOLDER MATTERS
             -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)   Title of Class                               Number of Record Unit Holders
      --------------                               -----------------------------

      Limited partnership units                      948 as of February 16, 1996

(C) No distributions were made to the partners during 1995 or 1994 and none are anticipated in 1996. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."


ITEM 6.  SELECTED FINANCIAL DATA
- -------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplemental Data.

                                                                Years Ended December 31,
Statements of                        -------------------------------------------------------------------------
Operations                               1995           1994            1993           1992           1991
- ------------------                   ------------   ------------   -------------   ------------   ------------
Rental revenue...............       $   1,591,118  $   1,894,443  $    1,904,708  $   1,922,007  $   1,869,603
Write-down for permanent
  impairment of real estate                     -       (661,921)              -     (1,783,702)             -
Gain on disposition of real
  estate                                  554,047              -               -              -              -
Income (loss) before
  extraordinary items                      14,174     (1,465,830)       (806,303)    (2,860,788)    (1,068,771)
Extraordinary gain on
  discharge of payable
  to affiliates                         1,435,024              -               -              -              -
Extraordinary items..........                   -              -               -         79,627        291,242
Net income (loss)............           1,449,198     (1,465,830)       (806,303)    (2,781,161)      (777,529)

Net income (loss) per thousand
  limited partnership units:
  Income (loss) before
  extraordinary items:
  Current Income Units              $       28.89  $      (14.01) $        (7.70) $      (27.33) $      (10.19)
  Growth/Shelter Units                     (38.59)       (197.23)        (108.16)       (383.77)       (143.01)

Extraordinary items:
  Current Income Units                      88.20              -               -            .76           2.78
  Growth/Shelter Units                      88.20              -               -          10.68          38.97

Net income (loss):
  Current Income Units                     117.09         (14.01)          (7.70)        (26.57)         (7.41)
  Growth/Shelter Units                      49.61        (197.23)        (108.16)       (373.09)       (104.04)




                                                                 As of December 31,
                                     -------------------------------------------------------------------------
Balance Sheets                           1995           1994            1993           1992           1991
- --------------                       ------------   ------------   -------------   ------------   ------------
Real estate, net...............     $   3,428,097  $   3,546,322  $    6,855,858  $   7,056,300  $   9,194,023
Asset held for sale............                 -      2,373,130               -              -              -
Total assets...................         3,825,824      6,520,408       7,486,894      7,798,950      9,949,459
Mortgage notes payable, net....         3,787,802      3,814,667       6,300,793      6,347,862      6,378,173
Liabilities subject to
   compromise..................                 -      4,184,977               -              -              -
Partners' deficit..............          (290,769)    (1,739,967)     (5,354,280)    (4,547,977)    (1,766,816)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Woodbridge Apartments was sold on May 25, 1995.

As a result  of its  Chapter  11  proceeding,  the  realization  of  assets  and liquidation of liabilities attributable to the Partnership were subject to significant uncertainties. The Partnership's balance sheet as of December 31, 1994, reflects the liabilities that were deferred under the Chapter 11 proceeding as "Liabilities subject to compromise."

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- -------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements.

The Partnership's operating activities used $26,451 in 1995, as compared with $149,667 provided by and $14,579 used by operating activities in 1994 and 1993, respectively. The decrease in cash flow from operating activities is primarily due to $248,057 of reorganization costs paid by the Partnership in connection with its Chapter 11 bankruptcy filing. No such costs were paid in 1994. Also, due to the Partnership's Reorganization Plan, the Partnership was allowed to pay pre-petition claims in October 1995. Other changes in cash flows were primarily the result of the sale of Woodbridge Apartments on May 25, 1995 including decreases in cash received from tenants, cash paid to suppliers and property taxes paid.

Cash used for capital expenditures totaled $124,698 during 1995 as compared to $105,422 during 1994. Cash provided from the sale of Woodbridge Apartments totaled $3,078,096. $2,641,421 of the proceeds from the sale of Woodbridge Apartments were used to retire the mortgage notes secured by the property.

In the past, cash deficits from operating activities were partially funded through advances from affiliates of the General Partner. The Reorganization Plan, confirmed by the Bankruptcy Court on May 17, 1995, allowed for the discharge of $459,364 of advances from the General Partner and from various affiliates of the General Partner, as well as $88,429 of accrued interest related to such advances. The Reorganization Plan also provided for the discharge of $887,231 of reimbursable costs and asset management fees due to the General Partner. The discharge of debts due to the General Partner and its affiliates resulted in an extraordinary gain of $1,435,024.

Prior to the restructuring of the Partnership, affiliates of the Original General Partner advanced funds to enable the Partnership to meet its working capital requirements. These advances (the "Purchased Advances") were purchased by, and were payable to, the General Partner. The Purchased Advances totaled $4,375,661 plus accrued interest of $704,482. Concurrent with the Partnership's Chapter 11 filing, the General Partner contributed the Purchased Advances to the Partnership.

At December 31, 1995, the Partnership held cash and cash equivalents of $233,222.

Short-term liquidity:

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. As discussed above, the Partnership had received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage note payable. Such advances were discharged as a result of the Chapter 11 proceedings. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on March 30, 1997.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. As discussed above, the Partnership received other advances that were used to fund working capital requirements. Such advances were discharged as a result of the Chapter 11 proceedings. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

Although the sale of Woodbridge Apartments provided some additional cash reserves for the Partnership, the Partnership still faces liquidity problems because of urgently needed capital improvements at Harbour Club II Apartments for which no financing has been secured. Operating activities at Harbour Club II Apartments for 1996 are expected to provide sufficient positive cash flow for normal operating expenses and debt service payments. However, the needed capital improvements will require the use of other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Other possible actions to provide financing for the capital improvements may include refinancing or modifying the property's mortgage debt. Should such refinancing or modification of Harbour Club II's mortgage debt prove unfeasible, the Partnership could be forced to either sell the property or to relinquish control of the property to the mortgage note holder.

Long-term liquidity:

The Partnership has been in a distressed cash situation for several years. Although Harbour Club II is able to operate in such a manner to provide for operating expenses and debt service payments, the property has not proven the capability to produce the cash flow necessary for capital improvements nor to support Partnership operations. The inability to make necessary capital improvements has led to deteriorating conditions at the property. In the opinion of management, if capital improvements are not made to make the property more marketable, the net realizable value of the property may be further impaired.

Harbor Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which the General Partner is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its United States Department of Housing and Urban Development ("HUD") mortgage note. Unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse used by all three phases are located on Phase I. As of year end, no steps have been taken to foreclose on Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions
- -------------

To maintain adequate cash balances of the Partnership, distributions to Current Income Unit holders were suspended in 1988. There have been no distributions to Growth/Shelter Unit holders. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

FINANCIAL CONDITION
- -------------------

Harbour Club II Apartments was 92% occupied at the end of December 1995 as compared to 86% and 85% at the end of December 1994 and 1993, respectively. Harbour Club II was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage during 1995; however, the property is in need of major capital repairs and improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary improvements, but at this time no sources have been found.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of its property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
- ---------------------

1995 compared to 1994

Revenue:

Rental revenue decreased $303,325 in 1995 compared to 1994 due to the sale of Woodbridge Apartments on May 25, 1995. However, rental revenue increased $118,455 or 9.9% at Harbour Club II Apartments as the Partnership was able to implement modest increases in base rental rates accompanied by increased occupancy. Total revenue increased $312,283 to $2,212,756 in 1995. The increased revenue was the result of a $554,047 gain related to the sale of Woodbridge Apartments and receipt of a $53,233 refund of property taxes due to a successful appeal of the property tax assessments on Harbour Club II Apartments.

Expenses:

Total expenses decreased $1,167,721 during 1995 compared to 1994. Three one-time transactions affect the comparison. First, the 1994 expenses include a $661,921 write-down for permanent impairment of real estate related to Woodbridge Apartments. No such write-down was recorded in 1995. Second, the sale of Woodbridge Apartments on May 25, 1995 eliminated operating expenses for that property for seven months in 1995, whereas twelve months of operating expenses at Woodbridge Apartments are reported in the Partnership's 1994 Statement of Operations. Finally, the 1995 income statement includes a one-time charge of $257,303 for reorganization expenses related to the Partnership's Chapter 11 Bankruptcy filing. No such expenses were recorded in 1994. Expenses related to Harbour Club II Apartments decreased $67,911 or 5.0% in 1995 compared to 1994.

For comparability, the discussion of expenses to follow will generally exclude the consideration of expenses incurred at Woodbridge Apartments.

Property taxes assessed against Harbour Club II Apartments decreased $15,123 or 12.2% in 1995 compared to 1994. The Partnership succeeded in having the assessed value of Harbour Club II Apartments reduced for property tax purposes. Not only were current year property taxes reduced, the Partnership also received a $53,233 refund of prior year property taxes. The refund was recorded as an income item on the 1995 Statement of Operations.

Repairs and maintenance expenses at Harbour Club II Apartments decreased $19,258 or 10.8% in 1995 compared to 1994. Expenses incurred for interior painting and replacement of appliances were the significant items that led to the decrease. These decreases were partially offset by increased expenses for grounds maintenance and security on the property.

Other property operating expense incurred at Harbour Club II Apartments decreased $14,943 or 11.9% in 1995. Due to significant efforts by management, as well as an improving local economy, bad debt expenses, expenses for evictions and other legal and credit-related expenses were significantly reduced.

General and administrative - affiliates expense decreased $33,184 or 15.0% in 1995 compared to 1994. These expenses represent reimbursable expenses incurred by affiliates of the General Partner for administering the affairs of the Partnership. Such expenses are generally incurred based upon the proportion of properties owned by the Partnership to the total number of properties managed by the General Partner and its affiliates for the Partnership and other affiliated partnerships. The sale of Woodbridge Apartments reduced the costs allocated to the Partnership in 1995.

Interest - affiliates decreased $186,321 during 1995 as compared to 1994. The discharge of affiliated advances resulting from the Partnership's Reorganization Plan also effectively reduced the interest charges on such debt.

All  other  expense  line  items  (after  eliminating   expenses  pertaining  to
Woodbridge Apartments), both individually and as a group, changed less than 8% in 1995 compared to 1994.

1994 compared to 1993

Revenue:

Total Partnership revenues decreased by $145,728 in 1994 as compared to 1993 primarily due to recording $133,369 of property tax refunds for Harbour Club II as income during 1993. No such refunds were recorded during 1994.

Expenses:

Total expenses increased by $513,799 in 1994 as compared to 1993. The 1994 expenses include a $661,921 write-down for permanent impairment of Woodbridge Apartments.

Interest expense - affiliates decreased $129,349 in 1994 as compared to 1993 due to the contribution of the Purchased Advances by the General Partner on June 30, 1994, as discussed in Liquidity and Capital Resources above.

Property tax expense decreased by $43,784 in 1994 as compared to 1993 due to the lower appraisal value at Harbour Club II Apartments following a successful tax appeal.

Repairs and maintenance expense decreased by $34,932 in 1994 as compared to 1993. Both of the Partnership's properties had been operating in distressed financial conditions. As such, both properties had made cutbacks in service, cleaning and decorating expenses.

Property management fees decreased by $13,419 in 1994 as compared to 1993. During 1993, the Partnership received approval of HUD, the co-insurer of the mortgage on the property, to change property management fees of Harbour Club II Apartments from 4.25% to 5% retroactive to May 30, 1991. An additional $18,562 in property management fees were accrued in 1993 due to this change.

Other property operating expenses increased $61,187 in 1994 as compared to 1993. Due to the lack of funds available to maintain marketability, the Partnership's properties have had difficulty attracting higher profile tenants. As a result, bad debt expense and professional fees related to eviction of tenants have increased.

General and administrative expense decreased $20,798 in 1994 as compared to 1993 primarily due to a decrease in tax preparation fees.

All other expenses in 1994 were comparable to 1993.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------      -------------------------------------------


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

INDEX TO FINANCIAL STATEMENTS
- -----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1995 and 1994...................................                       15

   Statements of Operations for each of the three years in the period
   ended December 31, 1995........................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years
   in the period ended December 31, 1995..........................................                       17

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1995........................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       32




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIII, L.P.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIII, L.P. (a California limited partnership), as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIII, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on the mortgage loan to the United States Department of Housing and Urban Development in January 1993. Phase I is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase II, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I. Management's plans in regard to these matters are also described in Note 8. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  Arthur Anderson LLP


Dallas, Texas
   March 13, 1996

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                             -----------------------------
                                                                               1995                1994
                                                                             ---------          ----------
ASSETS
- ------

Real estate investment:
   Land.....................................................               $   239,966         $   239,966
   Buildings and improvements...............................                 5,836,474           5,711,776
                                                                            ----------          ----------
                                                                             6,076,440           5,951,742
   Less:  Accumulated depreciation..........................                (2,648,343)         (2,405,420)
                                                                            ----------          ----------
                                                                             3,428,097           3,546,322

Asset held for sale.........................................                         -           2,373,130

Cash and cash equivalents ($79,303 restricted by
   the Bankruptcy Court at December 31, 1994)...............                   233,222             107,815
Cash segregated for security deposits.......................                    54,921              76,307
Accounts receivable.........................................                    11,395              17,033
Escrow deposits.............................................                    91,296             364,419
Prepaid expenses and other assets...........................                     6,893              35,382
                                                                           -----------          ----------

                                                                          $  3,825,824         $ 6,520,408
                                                                           ===========          ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net of discounts....................              $  3,787,802         $ 3,814,667
Accounts payable and accrued expenses.......................                   120,611              75,624
Accrued property taxes......................................                    43,142             123,773
Payable to affiliates - General Partner.....................                   114,218               4,986
Security deposits and deferred rental revenue...............                    50,820              56,348
                                                                           -----------          ----------
                                                                             4,116,593           4,075,398
                                                                           -----------          ----------

Liabilities subject to compromise (including $1,341,606
   payable to affiliates at December 31, 1994)..............                         -           4,184,977
                                                                           -----------          ----------

Partners' equity (deficit):
   Limited partners - 45,000,000 Units  authorized;
     16,108,041 Units issued and outstanding at
     December 31, 1995 and 1994  (9,419,080  Current
     Income Units and 6,688,961 Growth/Shelter Units
     outstanding at December 31, 1995 and 1994).............                (5,145,030)         (6,579,736)
   General Partner..........................................                 4,854,261           4,839,769
                                                                            ----------          ----------
                                                                              (290,769)         (1,739,967)

                                                                           $ 3,825,824         $ 6,520,408
                                                                            ==========          ==========








                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS



                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------          ---------
Revenue:
   Rental revenue..........................            $1,591,118        $ 1,894,443         $1,904,708
   Interest................................                 5,112              6,030              8,124
   Interest on reorganization funds........                 9,246                  -                  -
   Gain on disposition of real estate......               554,047                  -                  -
   Property tax refund.....................                53,233                  -            133,369
                                                       ----------         ----------          ---------
     Total revenue.........................             2,212,756          1,900,473          2,046,201
                                                       ----------         ----------          ---------

Expenses:
   Interest................................               450,654            634,412            614,976
   Interest - affiliates...................                17,846            204,167            333,516
   Depreciation............................               306,663            379,907            391,213
   Property taxes..........................               118,771            160,787            204,571
   Personnel costs ........................               240,099            296,234            272,788
   Utilities...............................               141,102            172,355            157,959
   Repairs and maintenance.................               207,619            289,921            324,853
   Property management fees -
     affiliates............................                73,021             92,207            105,626
   Other property operating expenses.......               161,210            217,410            156,223
   General and administrative..............                35,755             35,259             56,057
   Reorganization expenses.................               257,303                  -                  -
   General and administrative -
     affiliates............................               188,539            221,723            234,722
   Write-down for permanent
     impairment of real estate.............                     -            661,921                  -
                                                       ----------         ----------         ----------
     Total expenses........................             2,198,582          3,366,303          2,852,504
                                                       ----------         ----------         ----------

Income (loss) before extraordinary item....                14,174         (1,465,830)          (806,303)
Extraordinary gain on discharge of
   payable to affiliates...................             1,435,024                  -                  -
                                                       ----------         ----------         ----------
Net income (loss)..........................           $ 1,449,198        $(1,465,830)       $  (806,303)
                                                       ==========         ==========         ==========

Net income (loss) allocated to limited
   partners - Current Income Units.........           $ 1,102,877        $  (131,925)       $   (72,567)
Net income (loss) allocated to limited
   partners - Growth/Shelter Units.........               331,829         (1,319,247)          (725,673)
Net income (loss) allocated to General
   Partner.................................                14,492            (14,658)            (8,063)
                                                       ----------         ----------         ----------
Net income (loss)..........................           $ 1,449,198        $(1,465,830)       $  (806,303)
                                                       ==========         ==========         ==========

Net income (loss) per thousand limited
   partnership units:
   Current Income Units:
     Income (loss) before extraordinary item          $     28.89        $    (14.01)       $     (7.70)
     Extraordinary item....................                 88.20                  -                  -
                                                       ----------         ----------         ----------
     Net income (loss).....................           $    117.09        $    (14.01)       $     (7.70)
                                                       ==========         ==========         ==========

   Growth/Shelter Units:
     Loss before extraordinary item........           $    (38.59)       $   (197.23)       $   (108.16)
     Extraordinary item....................                 88.20                  -                  -
                                                       ----------         ----------         ----------
     Net income (loss).....................           $     49.61        $   (197.23)       $   (108.16)
                                                       ==========         ==========         ==========

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                                     Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners           Equity (Deficit)
                                                     ----------              ----------            ----------
Balance at December 31, 1992..............          $  (217,653)            $(4,330,324)          $(4,547,977)

Net loss
   General Partner........................               (8,063)                      -                (8,063)
   Current Income Units...................                    -                 (72,567)              (72,567)
   Growth/Shelter Units...................                    -                (725,673)             (725,673)
                                                     ----------              ----------            ----------
Total net loss............................               (8,063)               (798,240)             (806,303)
                                                     ----------              ----------            ----------

Balance at December 31, 1993..............             (225,716)             (5,128,564)           (5,354,280)

Contribution of advances purchased
   by the General Partner and
   accrued interest.......................            5,080,143                       -             5,080,143

Net loss
   General Partner........................              (14,658)                      -               (14,658)
   Current Income Units...................                    -                (131,925)             (131,925)
   Growth/Shelter Units...................                    -              (1,319,247)           (1,319,247)
                                                     ----------              ----------            ----------
Total net loss............................              (14,658)             (1,451,172)           (1,465,830)
                                                     ----------              ----------            ----------

Balance at December 31, 1994..............            4,839,769              (6,579,736)           (1,739,967)

Net income
   General Partner........................               14,492                       -                14,492
   Current Income Units...................                    -               1,102,877             1,102,877
   Growth/Shelter Units...................                    -                 331,829               331,829
                                                     ----------              ----------            ----------
Total net income..........................               14,492               1,434,706             1,449,198
                                                     ----------              ----------            ----------

Balance at December 31, 1995..............          $ 4,854,261             $(5,145,030)          $  (290,769)
                                                     ==========              ==========            ==========


















                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------          ---------         ----------
Cash flows from operating activities:
   Cash received from tenants..............            $1,582,674         $1,852,058        $ 1,860,862
   Cash paid to suppliers..................              (653,089)          (901,337)        (1,060,683)
   Cash paid to affiliates.................               (75,627)          (105,129)           (91,539)
   Reorganization costs paid, net..........              (248,057)                 -                  -
   Interest received.......................                 5,112              6,030              8,124
   Interest paid...........................              (571,305)          (518,122)          (578,204)
   Interest paid to affiliates.............                     -                  -            (11,683)
   Property taxes paid.....................              (119,392)          (183,833)          (274,825)
   Property taxes refunded.................                53,233                  -            133,369
                                                       ----------         ----------        -----------
Net cash provided by (used in)
   operating activities....................               (26,451)           149,667            (14,579)
                                                       ----------         ----------        -----------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (124,698)          (105,422)          (190,771)
   Proceeds from disposition of
     real estate...........................             3,078,096                  -                  -
                                                       ----------         ----------       ------------
Net cash provided by (used in)
   investing activities....................             2,953,398           (105,422)          (190,771)
                                                       ----------         ----------       ------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (58,616)           (84,774)           (78,854)
   Advances from affiliates - General
     Partner...............................                     -             59,033            199,502
   Repayment of advances from
     affiliates - General Partner...............           (1,129)                 -            (61,316)
   Repayment of claims settlement..........              (100,374)                 -                  -
   Retirement of mortgage notes
     payable due to disposition of
     real estate investment................            (2,641,421)                 -                  -
                                                       ----------         ----------       ------------
Net cash provided by (used in)
   financing activities....................            (2,801,540)           (25,741)            59,332
                                                       ----------         ----------       ------------

Net increase (decrease) in cash and
     cash equivalents......................               125,407             18,504           (146,018)

Cash and cash equivalents at
     beginning of year.....................               107,815             89,311            235,329
                                                       ----------         ----------       ------------

Cash and cash equivalents at end
     of year...............................           $   233,222        $   107,815      $      89,311
                                                       ==========         ==========       ============


See discussion of noncash investing and financing activities in Note 3 - Transactions with Affiliates.


                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities



                                                                For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------         ----------
Net income (loss)..........................            $1,449,198        $(1,465,830)       $  (806,303)
                                                        ---------         ----------         ----------

Adjustments to  reconcile  net income
   (loss) to net cash provided by (used in)
   operating activities:
   Depreciation............................               306,663            379,907            391,213
   Amortization of discounts on
     mortgage notes payable................                23,859             33,301             31,785
   Interest added to advances from
     affiliates - General Partner..........                17,846            204,167            321,832
   Write-down for permanent
     impairment of real estate.............                     -            661,921                  -
   Gain on disposition of real estate......              (554,047)                 -                  -
   Extraordinary gain on discharge
     of payable to affiliates..............            (1,435,024)                 -                  -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                21,386            (17,787)            (5,845)
     Accounts receivable...................                 5,638             15,273            (20,446)
     Escrow deposits.......................               273,123             66,717            (30,209)
     Prepaid expenses and other
       assets..............................                28,489            (15,619)            22,097
     Accounts payable and accrued
       expenses............................              (211,621)            59,327           (132,653)
     Accrued property taxes................               (98,239)            10,712            (33,699)
     Claims settlement payable.............               (12,788)             6,919             (4,293)
     Payable to affiliates - General
       Partner.............................               185,934            208,801            248,809
     Security deposits and deferred
       rental revenue......................               (26,868)             1,858              3,133
                                                       ----------         ----------         ----------

         Total adjustments.................            (1,475,649)         1,615,497            791,724
                                                       ----------         ----------         ----------

Net cash provided by (used in)
   operating activities....................           $   (26,451)       $   149,667        $   (14,579)
                                                       ==========         ==========         ==========












                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization
- ------------

McNeil Real Estate Fund XXIII, L.P. (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 85, Inc. (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1995, the Partnership owned one income-producing property as described in Note 5 - Real Estate Investment.

Chapter 11 Reorganization
- -------------------------

On June 30, 1994, the Partnership filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Partnership filed its First Amended Plan of Reorganization (the "Reorganization Plan") with the United States Bankruptcy Court - Northern District of Texas, Dallas Division (the "Bankruptcy Court"), on February 13, 1995. The Partnership conducted its affairs as a debtor-in-possession until the Reorganization Plan was confirmed by the Bankruptcy Court on May 17, 1995. Pursuant to the Reorganization Plan, the Partnership sold its interest in Woodbridge Apartments to an unaffiliated buyer on May 25, 1995. The Partnership used the proceeds from the sale of Woodbridge Apartments to satisfy all pre-petition liabilities of the Partnership that were not otherwise discharged by the Bankruptcy Court. See Note 2 - "Chapter 11 Reorganization."

Basis of Presentation
- ---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of Beckley Associates ("Beckley"), a single asset limited partnership formed to accommodate the refinancing of Harbour Club II Apartments. The Partnership is the general partner of Beckley, and holds a 99.99% interest in Beckley. The Partnership exercises effective control of Beckley. The minority interest is not presented as it is both negative and immaterial.

Real Estate Investments
- -----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

Depreciation
- ------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Cash and cash equivalents at December 31, 1994, also included cash balances of $79,303 which were restricted by the Bankruptcy Court. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
- ---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Discounts on Mortgage Notes Payable
- -----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
- --------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
- -------------------------------------

The Amended Partnership Agreement generally provides that net income (other than net income arising from sales or refinancing) shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group, and net loss shall be allocated one percent (1%) to the General Partner, nine percent (9%) to the limited partners owning Current Income Units and ninety percent (90%) to the limited partners owning Growth/Shelter Units.

For financial statement purposes, net income arising from sales or refinancing shall be allocated one percent (1%) to the General Partner and ninety-nine percent (99%) to the limited partners equally as a group.

For tax reporting purposes, net income arising from sales or refinancing shall be allocated as follows: (a) first, amounts of such net income shall be allocated among the General Partner and limited partners in proportion to, and to the extent of, the portion of such partner's share of the net decrease in Partnership Minimum Gain determined under Treasury Regulations, (b) second, to the General Partner and limited partners in proportion to, and to the extent of, the amount by which their respective capital account balances are negative by more than their respective remaining shares of the Partnership's Minimum Gain attributable to property still owned by the Partnership and (c) third, 1% of such net income shall be allocated to the General Partner and 99% of such net income shall be allocated to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704 (b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994, and 1993 have been made in accordance with these provisions.

Distributions
- -------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancing) shall be distributed 100% to the limited partners, with such distributions first paying the Current Income Priority Return and then the Growth/Shelter Priority Return. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing with such distributions first paying the Current Income Priority Return, then the Growth/Shelter Priority Return, then repayment of Original Invested Capital, and of the remainder, 5.88% to limited partners owning Current Income Units and 94.12% to limited partners owning Growth/Shelter Units. The limited partners' Current Income and Growth/Shelter Priority Returns represent a 10% and 8%, respectively, cumulative return on their Adjusted Invested Capital balance, as defined. No distributions of Current Income Priority Return have been made since 1988, and no distributions of Growth/Shelter Priority Return have been made since the Partnership began.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

Net Income (Loss) Per Thousand Limited Partnership Units
- --------------------------------------------------------

Net income (loss) per thousand limited partner Current Income and Growth/Shelter units ("Units") is computed by dividing net income (losses) allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 9,419 weighted average Current Income Units (in thousands) outstanding in 1995, 1994, and 1993, and 6,689, 6,689 and 6,709 weighted average Growth/Shelter Units outstanding in 1995, 1994, and 1993, respectively.

NOTE 2 - CHAPTER 11 REORGANIZATION
- ----------------------------------

On June 30, 1994, the Partnership, excluding Beckley, filed a voluntary petition for Chapter 11 reorganization. The Partnership continued to conduct its affairs as a debtor-in-possession, subject to the jurisdiction and supervision of the Bankruptcy Court. Concurrent with the Chapter 11 filing, the General Partner contributed to the Partnership $4,375,661 of advances and $704,482 of accrued interest on advances that were payable by the Partnership to the General Partner. See Note 3 - Transactions with Affiliates.

Woodbridge Apartments, one of the Partnership's properties, was encumbered by two mortgage notes payable. The first lien mortgage note payable was co-insured by the Federal Housing Administration and was, therefore, regulated by the United States Department of Housing and Urban Development ("HUD"). The second lien mortgage note payable was payable in monthly installments of interest only. Such payments were limited to "surplus cash," as defined by HUD and as calculated at June 30 and December 31 of each year. No "surplus cash" was available to make the interest payments on the second lien, and therefore, the Partnership ceased making such payments in April 1994. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. The Chapter 11 proceeding was filed to prevent the foreclosure actions.

The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan"), which contemplated a sale of Woodbridge Apartments, was submitted to the Bankruptcy Court on February 13, 1995. The Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995, to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with the Illinois rescission suit (See Note 9 - Legal Proceedings). The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court did grant an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995.

Woodbridge Apartments was sold on May 25, 1995, and, in accordance with the Reorganization Plan, the first and second mortgage notes payable and the related outstanding accrued interest were paid. The Partnership also utilized $156,566 of the proceeds from the sale to pay the settlement and legal fees to the judgment lien creditors, as discussed above.

On  September  11,  1995,  the  Bankruptcy  Court  entered  an  Order  Regarding
Objections  to  Claims  that  allowed  the   Partnership   to  pay   outstanding
pre-petition claims totaling approximately $12,000 in October 1995.

As outlined in the Reorganization Plan, any payments of advances and fees owed to affiliates of the General Partner were limited to remaining cash, after the pre-petition and reorganization related costs were paid. The Partnership had $37,228 of such cash available to distribute to affiliate creditors. The remaining amounts owed to affiliates of the General Partner as of May 17, 1995 were discharged resulting in an extraordinary gain of $1,435,024.

On August 15, 1995, the Partnership sent an election form to each limited partner which allowed them to choose whether to redeem their interest in the Partnership. The redemption price was 1/1000th of a cent per Unit. The limited partners were required to respond within 30 days, and at the close of the 30 day period, 310 limited partners had elected to redeem 4,450,311 Units. In connection with the redemption, the partnership obtained a "no-action" letter from the Securities and Exchange Commission ("SEC") that provided that (1) the redemption could be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934, and (2) the SEC did not intend to pursue an enforcement action if the Reorganization Plan was consummated. Redemption of the affected Units was completed on January 1, 1996.

On November 18, 1995, the Partnership submitted to the Bankruptcy Court a request for an Application to Close Case, which was entered on December 11, 1995. The Partnership was awaiting confirmation of the Order Approving the Application to Close Case as of March 13, 1996.

Expenses incurred by the Partnership in connection with its Chapter 11 filing have been expensed as "reorganization expenses" in the accompanying Statements of Operations. Interest earned on funds restricted by the Bankruptcy Court are presented as "interest on reorganization funds" in the Statements of Operations.

The Partnership's financial statements include the accounts of Beckley, which owns Harbour Club II Apartments. Beckley was not included in the bankruptcy filing. Summarized below is a statement of assets, liabilities and partners' deficit of the portion of the Partnership included in the Chapter 11 filing as of December 31, 1994. No such statement is presented as of December 31, 1995, as the Partnership is effectively no longer subject to the Chapter 11 proceedings. The assets, liabilities and partners' equity pertaining to Beckley, which were not included in the Chapter 11 filing, are excluded.

                                                                          December 31,
                                                                              1994
                                                                            ---------
       ASSETS
       ------

       Asset held for sale................................                 $2,373,130
       Cash and cash equivalents..........................                     79,303
       Cash segregated for security deposits..............                     24,059
       Accounts receivable................................                      2,642
       Prepaid expenses and other assets..................                     26,024
       Escrow deposits....................................                    178,078
                                                                            ---------

                                                                           $2,683,236
                                                                            =========

       LIABILITIES AND PARTNERS' DEFICIT
       ---------------------------------

       Mortgage notes payable, net of discounts...........                 $2,434,653
       Accounts payable and accrued expenses..............                    256,608
       Accrued property taxes.............................                     17,608
       Claims settlement payable..........................                    113,162
       Payable to affiliates - General Partner............                    810,530
       Advances from affiliates - General Partner.........                    531,076
       Security deposits and deferred
         rental revenue...................................                     21,340
                                                                            ---------
                                                                            4,184,977
                                                                            ---------
       Partners' deficit..................................                 (1,501,741)
                                                                            ----------

                                                                           $2,683,236
                                                                            =========

Summarized on the next page are statements of operations for that portion of the Partnership included in the Chapter 11 filing for the period from the June 30, 1994 filing date through December 31, 1994 and for the period from January 1, 1995 through December 11, 1995, the date that the Partnership requested the Bankruptcy Court dismiss the bankruptcy filing. The revenues and expenses pertaining to Beckley, which were excluded from the bankruptcy filing, are excluded.

                                                                       For the period         For the period
                                                                       January 1, 1995         June 30, 1994
                                                                           through                through
       RESULTS OF OPERATIONS                                          December 11, 1995      December 31, 1994
       ---------------------                                          -----------------      -----------------
       Rental revenue.....................................                 $  279,120            $ 376,280
       Interest...........................................                          -                1,342
       Interest on reorganization funds...................                      9,246                    -
       Gain on disposition of real estate.................                    554,047                    -
                                                                            ---------             --------
         Total revenue....................................                    842,413              377,622
                                                                            ---------             --------

       Interest...........................................                     81,695              143,776
       Interest - affiliates..............................                     17,846               23,779
       Depreciation.......................................                     63,740               77,717
       Property taxes.....................................                     10,121               18,168
       Personnel costs....................................                     52,858               60,719
       Utilities..........................................                     34,449               31,224
       Repairs and maintenance............................                     48,732               40,927
       Property management fees - affiliates..............                      8,735               17,980
       Other property operating expenses..................                     50,712               47,189
       General and administrative.........................                     35,755               20,130
       Reorganization expenses............................                    257,303                    -
       General and administrative - affiliates............                    188,539              117,926
                                                                            ---------             --------
         Total expenses...................................                    850,484              599,535
                                                                            ---------             --------

       Loss before extraordinary item.....................                     (8,071)            (221,913)
       Extraordinary gain on discharge of
         payable to affiliates............................                  1,435,024                    -
                                                                            ---------             --------

       Net income (loss)..................................                 $1,426,953            $(221,913)
                                                                            =========             ========

NOTE 3 - TRANSACTIONS WITH AFFILIATES
- -------------------------------------

The Partnership pays property management fees equal to 5% of the Partnership's gross rental receipts to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services for the Partnership's residential properties. The Partnership received approval from HUD to increase the property management fees of Harbour Club II Apartments from 4.25% to 5% of the property's gross rental receipts retroactive to May 30, 1991. An additional $18,562 of property management fees were accrued in 1993 due to this change. The Bankruptcy Court required that the property management fees for Woodbridge Apartments be reduced to 3% of the property's gross rental receipts for the period from December 1, 1994 until May 25, 1995, the date the Partnership sold Woodbridge Apartments.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Reimbursable costs that were incurred prior to the Partnership's bankruptcy filing, in the amount of $520,902, were discharged under terms of the Partnership's Reorganization Plan.

Under the terms of the Amended Partnership Agreement, the Partnership incurs an asset management fee payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for each property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Asset management fees that were incurred but unpaid prior to the Partnership's bankruptcy filing, in the amount of $366,329, were discharged under terms of the Partnership's Reorganization Plan.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:


                                                                 For the Years Ended December 31,
                                                          ---------------------------------------------
                                                           1995               1994               1993
                                                          -------            -------            -------
Property management fees - affiliates........            $ 73,021           $ 92,207           $105,626
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner............              17,846            204,167            333,516
Charged to general and
   administrative - affiliates:
   Partnership administration................             104,908            147,404            137,554
   Asset management fees.....................              83,631             74,319             97,168
                                                          -------            -------            -------

                                                         $279,406           $518,097           $673,864
                                                          =======            =======            =======

Prior to 1992, affiliates of the Original General Partner advanced funds (the "Purchased Advances") to enable the Partnership to meet its working capital requirements. The Purchased Advances were purchased by, and were payable to, the General Partner. Concurrent with the Partnership's bankruptcy filing, the General Partner contributed the Purchased Advances to the Partnership. The Purchased Advances contributed to the Partnership totaled $4,375,661 plus accrued interest of $704,482.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership had received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage notes payable. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. The balance of the Partnership's outstanding loans under terms of the revolving credit facility, in the amount of $65,670 together with $6,696 of accrued interest thereon, were discharged under terms of the Partnership's Reorganization Plan.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility to fund working capital requirements of the Partnership. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds. The Partnership's other advances from the General Partner, in the amount of $280,694 together with $49,090 of accrued interest thereon, were discharged under terms of the Partnership's Reorganization Plan.

During 1992, the Partnership received an unsecured loan of $113,000 for working capital requirements from McNeil Real Estate Fund XXV, L.P. ("Fund XXV"). Fund XXV owns Phase I of the Harbour Club Apartments (the Partnership owns Phase II of Harbour Club Apartments), and is affiliated with the General Partner. The $113,000 unsecured loan due to Fund XXV, together with $32,643 of accrued interest thereon, was discharged under terms of the Partnership's Reorganization Plan.

Advances from affiliates at December 31, 1995 and 1994, consist of the following:

                                                                            1995              1994
                                                                          --------          -------
       Advances from General Partner - revolving
         credit facility..................................               $       -         $ 65,670
       Advances from General Partner - other..............                       -          281,823
       Unsecured loan due to Fund XXV.....................                       -          113,000
       Accrued interest on advances and loans.............                       -           70,583
                                                                          --------          -------

                                                                         $       -         $531,076
                                                                          ========          =======

The advances were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. The prime lending rate of Bank of America was 8.5% at December 31, 1994.

Payable to affiliates - General Partner at December 31, 1995 and 1994, consists of property management fees, reimbursable costs and asset management fees that are due and payable from current operations.

NOTE 4 - TAXABLE INCOME (LOSS)
- ------------------------------

McNeil Real Estate Fund XXIII, L.P. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial purposes by $2,256,527, $2,787,669 and $3,539,334 at December 31, 1995, 1994 and 1993, respectively.

NOTE 5 - REAL ESTATE INVESTMENT
- -------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1995 and 1994, are set forth in the following tables:

                                                   Buildings and       Accumulated         Net Book
       1995                        Land            Improvements        Depreciation          Value
       ----                     ---------           ----------          ----------        ----------
Harbour Club II
   Belleville, MI              $  239,966          $ 5,836,474         $(2,648,343)      $ 3,428,097
                                =========           ==========          ==========        ==========



                                                   Buildings and       Accumulated         Net Book
       1994                        Land            Improvements        Depreciation          Value
       ----                     ---------           ----------          ----------        ----------

Harbour Club II                $  239,966          $ 5,711,776         $(2,405,420)      $ 3,546,322
                                =========           ==========          ==========        ==========

The Partnership's real estate investment is encumbered by a mortgage note as discussed in Note 6 - "Mortgage Notes Payable."

During 1994, the General Partner placed Woodbridge Apartments on the market for sale. Woodbridge Apartments was sold on May 25, 1995. See Note 7 - "Disposition of Real Estate." Woodbridge Apartments is classified as an asset held for sale at December 31, 1994.

NOTE 6 - MORTGAGE NOTES PAYABLE
- -------------------------------

The following table sets forth the mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes payable are secured by real estate investments.

                         Mortgage         Annual            Monthly                       December 31,
                         Lien             Interest          Payments/          --------------------------------
Property                 Position(a)      Rates %           Maturity                1995               1994
- --------                 -----------      -------      --------------------    ---------------     ------------
Harbour Club II          First                7.50     $   31,170     05/24       $ 4,391,310        $ 4,434,236
                         Discount (b)                                                (603,508)          (619,569)
                                                                                   ----------         ----------
                                                                                    3,787,802          3,814,667

Woodbridge               First (c)            7.00         13,658     04/13                 -          1,674,850
                         Discount (d)                                                       -           (216,308)
                         Second (e)          12.00(e)         (e)     03/96(e)              -            982,260
                         Discount (d)                                                       -             (6,149)
                                                                                   ----------         ----------
                                                                                            -          2,434,653

                                                       Total                      $ 3,787,802        $ 6,249,320
                                                                                   ==========         ==========

(a)     The debt is non-recourse to the Partnership.

(b) The discount for Harbour Club II mortgage note is based on an effective interest rate of 9.13%.

(c) As discussed in Note 2 - "Chapter 11 Reorganization," the mortgage note payable was fully secured by Woodbridge Apartments. The cash collateral order permitted payments on the mortgage note to the extent of excess cash.

(d) Discounts for the Woodbridge mortgage notes were based on effective interest rates of 9%.

(e) The mortgage note payable was fully secured by Woodbridge Apartments. Payments on the second mortgage note were limited to surplus cash as defined by HUD. See Note 2 - "Chapter 11 Reorganization." There was no surplus cash available to make these interest payments. In 1994, the Partnership ceased making debt service payments, which constituted a default under the mortgage note agreement. In May 1994, the holder of the second mortgage note accelerated the interest rate on the second mortgage note to 12% in accordance with the mortgage note agreement.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the $603,508 discount, are as follows:

       1996 ..............................................         $   46,259
       1997 ..............................................             49,851
       1998 ..............................................             53,721
       1999 ..............................................             57,891
       2000 ..............................................             62,385
       Thereafter ........................................          4,121,203
                                                                    ---------

                    Total                                          $4,391,310
                                                                    =========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $4,112,000 at December 31, 1995.

NOTE 7 - DISPOSITION OF REAL ESTATE
- -----------------------------------

On May 25, 1995, the Partnership sold Woodbridge Apartments to an unrelated third party for a cash purchase price of $3,200,000. Cash proceeds from the sale, as well as the gain on disposition of Woodbridge Apartments, are shown below:


                                                                       Gain on Sale     Cash Proceeds
                                                                        ----------       ----------
       Sales Price........................................             $ 3,200,000      $ 3,200,000

       Selling costs......................................                (121,904)        (121,904)
       Write-off mortgage discounts.......................                (214,659)
       Basis of real estate sold..........................              (2,309,390)
                                                                        ----------

       Gain on disposition of real estate.................             $   554,047
                                                                        ==========       ----------
       Proceeds from disposition of real estate...........                                3,078,096
       Retirement of mortgage notes.......................                               (2,641,421)
                                                                                         ----------

       Net cash proceeds..................................                              $   436,675
                                                                                         ==========

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
- -------------------------------------------------------------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership had suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements.

Operations at Harbour Club II, the Partnership's sole remaining property, are expected to be sufficient to provide cash for operating expenses and debt service for 1996. However, the property is in need of major capital improvements in order to maintain occupancy and rental rates at a level sufficient to fund operating expenses and debt service in future years. The Partnership's cash reserves are inadequate to fund the needed capital improvements, and it is unlikely that cash flow from operating activities will be sufficient to provide for the needed capital improvements. No outside sources of financing have been identified. Although affiliates of the Partnership have previously provided working capital for the Partnership, there can be no assurance that the Partnership will receive additional funds from the General Partner or other affiliates. Management is currently seeking additional financing to fund the needed capital improvements; however, such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to pay operating expenses and debt service, the property may ultimately be foreclosed on by the lender.

Harbour Club II is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan to the United States Department of Housing and Urban Development ("HUD") and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 9 - LEGAL PROCEEDINGS
- --------------------------

Except for the Partnership's Chapter 11 bankruptcy proceeding, the Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

1) Robert and Jeanette Kotowski, et al. v. Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.) and Southmark Investment Group 85, Inc. The plaintiffs sought rescission, pursuant to the Illinois Securities Act, of principal invested in McNeil Real Estate Fund XXIII, L.P. and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The defendants filed an answer denying all of the allegations set forth in the plaintiff's complaint. The defendants filed a motion to dismiss the case, and two out of the three counts were dismissed. The remaining count was limited to the plaintiffs who purchased the securities within three years of the date the suit was filed. In this regard, the Partnership agreed to rescind 76,000 Units and settled claims totaling $116,374. The claims consisted of the $76,000 original purchase price of the units plus $51,395 interest less distributions of $11,021 previously paid. The $64,979 original purchase price net of distributions paid was charged to limited partners' deficit in 1991 and accrued interest was charged to interest expense in 1993, 1992 and 1991. On September 15, 1992, the Partnership entered into an agreement with the plaintiffs whereby the Partnership agreed to pay the settled claims over 60 months at an interest rate of 8%, and pursuant to terms and conditions as outlined in the agreement. The Partnership made the first two payments due under the agreement; however, the October 1993 installment and both installments due during 1994 were not made due to the lack of funds available to the Partnership. An appeal had been filed by the plaintiffs who lost on the two dismissed counts. On November 30, 1992, the Court dismissed all but $116,374 of claims that had previously been agreed to by the Partnership. The plaintiffs presented, on February 3, 1995, their motion to file an amended consolidated class action complaint and, on February 15, 1995, their motion to certify a class. The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995, to a vote of the impaired creditors, as defined. The plaintiffs filed objections to confirmation of the Partnership's First Amended Plan of Reorganization. On April 12, 1995, the Bankruptcy Court did grant the order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Court's ruling and, in the meantime, attempted to settle the matter with the plaintiffs which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the plaintiffs, including legal costs. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995, and on June 2, 1995, the Partnership paid $156,566 to the plaintiffs.

2) Martha Hess, et al. v. Southmark Equity Partners II, Ltd., Southmark Income Investors, Ltd., Southmark Equity Partners, Ltd., Southmark Realty Partners III, Ltd. (presently known as McNeil Real Estate Fund XXIII, L.P.), and Southmark Realty Partners II, Ltd., et al. ("Hess"); Kotowski v. Southmark Equity Partners, Ltd. and Donald Arceri v. Southmark Income Investors, Ltd. These cases were previously pending in the Illinois Appellate Court for the First District ("Appellate Court"), as consolidated Case No. 90-107. Consolidated with these cases are an additional 14 matters against unrelated partnership entities. The Hess case was filed on May 20, 1988, by Martha Hess, individually and on behalf of a putative class of those similarly situated. The original, first, second and third amended complaints in Hess sought rescission, pursuant to the Illinois Securities Act, of over $2.7 million of principal invested in five Southmark (now McNeil) partnerships, and other relief including damages for breach of fiduciary duty and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The original, first, second and third amended complaints in Hess were dismissed against the defendant-group because the Appellate Court held that they were not the proper subject of a class action complaint. Hess was, thereafter, amended a fourth time to state causes of action against unrelated partnership entities. Hess went to judgment against that unrelated entity and the judgment, along with the prior dismissal of the class action, was appealed. The Hess appeal was decided by the Appellate Court during 1992. The Appellate Court affirmed the dismissal of the breach of fiduciary duty and consumer fraud claims. The Appellate Court did, however, reverse in part, holding that certain putative class members could file class action complaints against the defendant-group. Although leave to appeal to the Illinois Supreme Court was sought, the Illinois Supreme Court refused to hear the appeal.

     Proceedings against the Partnership were stayed pursuant to the voluntary petition for reorganization filed by the Partnership on June 30, 1994. Plaintiffs have agreed that all claims against the Partnership have been fully satisfied in the bankruptcy. The Court has dismissed the Partnership as a party-defendant to the action.

NOTE 10 - PRO FORMA DISCLOSURE
- ------------------------------

The following pro forma information for the years ended December 31, 1995 and 1994, reflects the results of operations of the Partnership as if the sale of Woodbridge Apartments had occurred as of January 1, 1994. The pro forma information is not necessarily indicative of the results of operations that actually would have occurred or those which might be expected to occur in the future.

                                                                      For the Years Ended December 31,
                                                                         --------------------------
                                                                           1995              1994
                                                                         ---------        ---------
       Total revenue........................                            $1,379,589       $1,220,924
       Net loss.............................                              (210,648)        (609,919)
       Net income (loss) per thousand
         limited partnership units:
         Current Income units...............                                (2.01)            (3.41)
         Growth/Shelter units...............                               (28.34)           (34.08)

                       McNEIL REAL ESTATE FUND XXIII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                     Initial Cost (b)              Cumulative          Costs
                                              -------------------------------      Write-down       Capitalized
                            Related (b)                         Buildings and     and Permanent      Subsequent
Description                 Encumbrances          Land          Improvements        Impairment     To Acquisition
- -----------                 -------------     -------------     -------------      -----------      ------------
APARTMENTS:

Harbour Club II (c)
   Belleville, MI          $    3,787,802    $      311,119    $    7,488,130     $ (2,104,290)    $     381,481
                            =============     =============     =============      ===========      ============

























                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                 Gross Amount at
                                         Which Carried at Close of Period
                                --------------------------------------------------      Accumulated
                                                  Buildings and                         Depreciation
Description                         Land          Improvements         Total (a)      and Amortization
- -----------                     ------------      -------------    ---------------     --------------
APARTMENTS:

Harbour Club II (c)
   Belleville, MI             $      239,966     $    5,836,474   $      6,076,440    $   (2,648,343)
                               =============      =============    ===============     =============

(a) For Federal Income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $8,786,061 and accumulated depreciation was $5,016,189 at December 31, 1995.

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.

(c) The carrying value of Harbour Club II apartments was reduced by $1,783,702 in 1992 and $320,588 in 1989.























                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
- -----------                   ------------                --------              ------------
APARTMENTS:

Harbour Club II (c)
   Belleville, MI                 1971                      06/86                   5-25

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:


                                                               For the Years Ended December 31,
                                                        -----------------------------------------------
                                                          1995               1994               1993
                                                        ---------         ----------         ----------
Real estate investments:

Balance at beginning of year...............            $5,951,742        $10,226,009        $10,035,238

Improvements...............................               124,698            105,422            190,771

Reclassification to asset held for sale....                     -         (3,717,768)                 -

Write-down for permanent
       impairment of real estate...........                     -           (661,921)                 -
                                                        ---------         ----------         ----------

Balance at end of year.....................            $6,076,440        $ 5,951,742        $10,226,009
                                                        =========         ==========         ==========



Accumulated depreciation:

Balance at beginning of year...............            $2,405,420        $ 3,370,151        $ 2,978,938

Depreciation...............................               242,923            379,907            391,213

Reclassification to asset held for sale....                               (1,344,638)                 -
                                                        ---------         ----------         ----------

Balance at end of year.....................            $2,648,343        $ 2,405,420        $ 3,370,151
                                                        =========         ==========         ==========



Asset Held for Sale:
Balance at beginning of year...............            $2,373,130        $         -        $         -

Depreciation...............................               (63,740)                 -                  -

Reclassification from real estate
   investment, net.........................                     -          2,373,130                  -

Disposition of real estate.................             2,309,390                  -                  -
                                                       ----------        -----------         ----------

Balance at end of year.....................           $         -       $  2,373,130        $         -
                                                       ==========        ===========         ==========

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------       -----------------------------------------------------------
              AND FINANCIAL DISCLOSURE
              ------------------------

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- --------      --------------------------------------------------
Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
- -----------------             ---       -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is also  Chairman  of the Board and  Director  of McNeil  Real
Chairman of the                         Estate Management,  Inc.  ("McREMI"),  which is an affiliate of the General
Board and Director                      Partner.  He has held the foregoing  positions  since the formation of such entity  in  1990.  Mr.  McNeil  received  his  B.A.  degree  from  Stanford
                                        University  in 1942 and his  L.L.B.  degree  from  Stanford  Law  School in
                                        1948. He is a member of the State Bar of  California  and has been involved
                                        in  real   estate   financing   since  the  late  1940's  and  real  estate
                                        acquisitions,  syndications  and  dispositions  since 1960. From 1986 until active  operations  of McREMI and McNeil  Partners  L.P.  began in February
                                        1991,  Mr.  McNeil was a private  investor.  Mr.  McNeil is a member of the
                                        International  Board of Directors  of the Salk  Institute,  which  promotes research in improvements in health care.

Carole J. McNeil               52       Mrs.  McNeil is  Co-Chairman,  with  husband  Robert A.  McNeil,  of McNeil
Co-Chairman of the                      Investors,  Inc.  Mrs.  McNeil has twenty years of real estate  experience,
Board                                   most  recently  as a  private  investor  from  1986 to 1993.  In 1982,  she founded Ivory & Associates,  a commercial real estate brokerage firm in San
                                        Francisco,  CA. Prior to that, she was a commercial  real estate  associate with the Madison  Company and,  earlier,  a commercial  sales associate and analyst with Marcus and Millichap in San Francisco.  In 1978,  Mrs.  McNeil
                                        established   Escrow  Training  Centers,   California's   first  accredited
                                        commercial  training  program for title  company  escrow  officers and real estate agents needing  college  credits to qualify for brokerage  licenses.
                                        She  began in real  estate  as  Manager  and  Marketing  Director  of Title
                                        Insurance  and  Trust  in Marin  County,  CA.  Mrs.  McNeil  serves  on the
                                        International Board of Directors of the Salk Institute.




                                        Other Principal Occupations and Other
Name and Position             Age       Directorships During the Past 5 Years
- -----------------             ---       -------------------------------------

Donald K. Reed,                50       Mr. Reed is  President,  Chief  Executive  Officer and  Director of McREMI,
Director, President,                    which is an affiliate of the General  Partner.  Prior to joining  McREMI in
and Chief Executive                     March 1993, Mr. Reed was President,  Chief  Operating  Officer and Director
Officer                                 of Duddlesten Management Corporation and Duddlesten Realty Advisors,  Inc.,
                                        with  responsibility  for  a  management   portfolio  of  office,   retail,
                                        multi-family  and mixed-use land projects  representing $2 billion in asset value.  He was also Chief  Operating  Officer,  Director  and member of the
                                        Executive Committee of all Duddlesten affiliates. Mr. Reed started with the
                                        Duddlesten  companies in 1976 and served as Senior Vice President and Chief
                                        Financial  Officer and as  Executive  Vice  President  and Chief  Operating
                                        Officer  of  Duddlesten  Management  Corporation  before his  promotion  to
                                        President  in  1982.  He was  President  and  Chief  Operating  Officer  of
                                        Duddlesten  Realty  Advisors,  Inc.,  which has been engaged in real estate acquisitions, marketing and dispositions, since its formation in 1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice  President  of  McREMI  and has been in this
Vice President                          capacity since McREMI commenced  active  operations in 1991. He also serves as Acting  Chief  Financial  Officer  of McREMI  since the  resignation  of
                                        Robert C. Irvine on January 31, 1996.  Mr. Taylor is primarily  responsible
                                        for   Asset   Management   functions   at   McREMI,    including   property
                                        dispositions,   commercial  leasing,  real  estate  finance  and  portfolio management.  Prior to joining  McREMI,  Mr.  Taylor  served as an Executive
                                        Vice  President  for a national  syndication/property  management  company.
                                        Mr. Taylor has been involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
- --------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------     --------------------------------------------------------------

(A)      Security ownership of certain beneficial owners.

         No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the registrant is the beneficial owner of more than 5 percent of the Partnership's Units.

(B)      Security ownership of management.

         The General Partner owns 5,000 limited partnership units, which represents less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1995, the Partnership paid or accrued $83,631 of such asset management fees. Total accrued but unpaid asset management fees of $52,316 were outstanding at December 31, 1995. Asset management fees that were incurred but unpaid prior to the Partnership's Chapter 11 filing, in the amount of $366,329, were discharged under terms of the Partnership's Reorganization Plan.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its residential properties to McREMI, an affiliate of the General Partner, for providing property management services. Due to the bankruptcy proceedings, the property management fees paid by Woodbridge Apartments were reduced to 3% beginning December 1, 1994. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $177,929 of such property management fees and reimbursements. Reimbursable costs that were incurred prior to the Partnership's Chapter 11 filing, in the amount of $520,902, were discharged under terms of the Partnership's Reorganization Plan.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. As of December 31, 1994, the Partnership borrowed $65,670 under this revolving credit facility. In addition to the revolving credit facility, the General Partner had advanced funds to the Partnership in the amount of $280,694. In 1992, the Partnership also received an unsecured loan of $113,000 from McNeil Real Estate Funds XXV, L.P., an affiliate of the General Partner that owns a Phase I of Harbour Club Apartments. The advances from the General Partner and the Fund XXV loan (the "affiliate advances") were unsecured and due on demand, and accrued interest at a rate equal to the prime lending rate of Bank of America plus 1%. The affiliate advances, together with $88,438 of accrued interest thereon, were discharged under terms of the Partnership's Reorganization Plan. See Item 1 - Business,
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 3 - "Transactions with Affiliates."

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

See accompanying Index to Financial Statements at Item 8.

(A)      Exhibits
         --------

         Exhibit
         Number                   Description
         ------                   -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         10.2 Portfolio Services Agreement dated February 14, 1991, between Southmark Realty Partners III, Ltd. and McNeil Real Estate Management, Inc. (1)

         10.3 Modification of Note and Mortgage dated May 1, 1984, between Knoblinks Associates II and Samuel R. Pierce, Jr., as Secretary of Housing and Urban Development relating to Harbour Club
                                  II. (1)

         10.4 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XXIII, L.P. and McNeil Real Estate Management, Inc.
                                  (2)

         10.5 Amendment of Property Management Agreement dated March 5, 1993. (2)

         10.6 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the Registrant. (3)

         10.7 Property Management Agreement dated March 30, 1992 between Beckley Associates and McNeil Real Estate Management, Inc. (3)

         10.8 Disclosure Statement of Debtor-in-Possession pursuant to Section 1125 of the Bankruptcy Code.(4)

         10.9 Debtor's First Amended Plan of Reorganization (as Modified), dated February 13, 1995.

         10.10                    Order Confirming Plan, dated May 17, 1995.

         11. Statement regarding computation of Net Loss per Limited Partnership Unit (see Note 1 to Financial Statements appearing in Item 8).

         22.                      Following  is a list  of  subsidiaries  of the
                                  Partnership:

                                                                                   Names Under
                                                               Jurisdiction        Which It Is
                                  Name of Subsidiary          Incorporation      Doing Business
                                  ------------------          -------------      --------------
                                  Beckley Associates             Michigan             None

         The Partnership has omitted certain documents pertaining to the Partnership's Chapter 11 filing and other instruments with respect to long-term debt where the total amount of the securities authorized thereunder does not exceed 10% of the total assets of the Partnership. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

              (1) Incorporated by reference to the Quarterly Report of the registrant, on Form 10-Q for the period ended March 31, 1991, as filed on May 14, 1991.

              (2) Incorporated by reference to the Annual Report of the registrant, on Form 10-K for the period ended December 31, 1992, as filed on March 30, 1993.

              (3) Incorporated by reference to the Annual Report of the registrant, on Form 10-K for the period ended December 31, 1993, as filed on March 30, 1994.

              (4) Incorporated by reference to the Annual Report of the registrant, on Form 10-K for the period ended December 31, 1994, as filed on March 30, 1995.


(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1995.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   McNEIL REAL ESTATE FUND XXIII, L.P.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



April 1, 1996                                      By:  /s/  Robert A. McNeil
- ------------------------                                -----------------------------------------
Date                                                    Robert A. McNeil
                                                        Chairman of the Board and Director
                                                        Principal Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 1, 1996                                      By:  /s/  Donald K. Reed
- ------------------------                                -----------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Ron K. Taylor
- ------------------------                                -----------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                           of McNeil Investors, Inc.



April 1, 1996                                      By:  /s/  Carol A. Fahs
- ------------------------                                -----------------------------------------
Date                                                    Carol A. Fahs
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.
