Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1996-05-14
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended    March 31, 1996
                         -------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________ Commission file number 0-15459



                       MCNEIL REAL ESTATE FUND XXIII, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





     California                                          33-0139793
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- --------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip code)


Registrant's telephone number, including area code        (214) 448-5800
                                                  ------------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1996                1995
                                                                       ---------------     ---------------
ASSETS
- ------

Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 5,852,115           5,836,474
                                                                        --------------      --------------
                                                                             6,092,081           6,076,440
   Less:  Accumulated depreciation..........................                (2,712,240)         (2,648,343)
                                                                        --------------      --------------
                                                                             3,379,841           3,428,097

Cash and cash equivalents...................................                   215,865             233,222
Cash segregated for security deposits.......................                    48,555              54,921
Accounts receivable.........................................                    10,319              11,395
Escrow deposits.............................................                    72,968              91,296
Prepaid expenses and other assets...........................                     6,218               6,893
                                                                        --------------      --------------
                                                                       $     3,733,766     $     3,825,824
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable, net of discount......................           $     3,780,767     $     3,787,802
Accounts payable and accrued expenses.......................                    67,282              93,165
Accrued interest............................................                    27,375              27,446
Accrued property taxes......................................                    28,752              43,142
Payable to affiliates - General Partner.....................                   149,730             114,218
Security deposits and deferred rental revenue...............                    47,235              50,820
                                                                        --------------      --------------
                                                                             4,101,141           4,116,593
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,622,696 and 16,108,041 Units  outstanding at
     March 31, 1996 and December  31, 1995,  respectively
     (6,681,985 and 9,419,080 Current Income Units
     outstanding at March 31, 1996 and December 31, 1995,
     respectively; 4,940,711 and 6,688,961 Growth/Shelter
     Units outstanding at March 31, 1996 and
     December 31, 1995, respectively).......................                (5,220,914)         (5,145,030)
   General Partner..........................................                 4,853,539           4,854,261
                                                                        --------------      --------------
                                                                              (367,375)           (290,769)
                                                                        --------------      --------------

                                                                       $     3,733,766     $     3,825,824
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ---------------     ---------------
Revenue:
   Rental revenue ..........................................           $       318,868     $       490,828
   Interest.................................................                     2,142               1,754
                                                                        --------------      --------------
     Total revenue..........................................                   321,010             492,582
                                                                        --------------      --------------
Expenses:
   Interest.................................................                    91,878             151,180
   Interest - affiliates....................................                         -              12,695
   Depreciation.............................................                    63,897              94,116
   Property taxes...........................................                    28,752              41,760
   Personnel expenses.......................................                    55,441              73,337
   Utilities................................................                    36,859              55,870
   Repairs and maintenance..................................                    31,571              76,861
   Property management fees - affiliates....................                    15,961              20,678
   Other property operating expenses........................                    17,724              50,102
   General and administrative...............................                    10,887               9,626
   Reorganization expenses..................................                     4,363                   -
   General and administrative - affiliates..................                    35,833              49,087
                                                                        --------------      --------------
     Total expenses.........................................                   393,166             635,312
                                                                        --------------      --------------

Net loss....................................................           $       (72,156)    $     (142,730)
                                                                        ==============      =============
Net loss allocated to limited
   partners - Current Income Units..........................           $        (6,494)    $      (12,846)
Net loss allocated to limited
   partners - Growth/Shelter Units..........................                   (64,940)          (128,457)
Net loss allocated to General Partner.......................                      (722)            (1,427)
                                                                        ---------------     --------------

Net loss....................................................           $       (72,156)    $     (142,730)
                                                                        ==============      =============
Net loss per thousand limited partnership units:
   Current Income Units.....................................           $          (.97)    $        (1.36)
                                                                        ==============      =============

   Growth/Shelter Units.....................................           $        (13.14)    $       (19.20)
                                                                        ==============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 ---------------         ---------------       ----------------

Balance at December 31, 1994..............       $     4,839,769         $   (6,579,736)       $   (1,739,967)

Net loss:
   General Partner........................               (1,427)                      -                (1,427)
   Current Income Units...................                    -                 (12,846)              (12,846)
   Growth/Shelter Units...................                    -                (128,457)             (128,457)
                                                  -------------           -------------         -------------
     Total net loss.......................               (1,427)               (141,303)             (142,730)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................       $    4,838,342          $   (6,721,039)       $   (1,882,697)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $    4,854,261          $   (5,145,030)       $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    -                  (2,722)               (2,722)
   Growth/Shelter Units...................                    -                  (1,728)               (1,728)
                                                  -------------           -------------         -------------
     Total redemption.....................                    -                  (4,450)               (4,450)

Net loss:
   General Partner........................                 (722)                      -                  (722)
   Current Income Units...................                    -                  (6,494)               (6,494)
   Growth/Shelter Units...................                    -                 (64,940)              (64,940)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (722)                (71,434)              (72,156)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $    4,853,539          $   (5,220,914)       $     (367,375)
                                                  =============           =============         =============



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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ---------------     ----------------

Cash flows from operating activities:
   Cash received from tenants...............................           $       324,018     $       486,844
   Cash paid to suppliers...................................                  (179,756)           (238,626)
   Cash paid to affiliates..................................                   (16,282)            (21,345)
   Interest received........................................                     2,142               1,754
   Interest paid............................................                   (87,740)           (146,402)
   Property taxes paid and escrowed.........................                   (28,404)            (30,150)
                                                                        --------------      --------------
Net cash provided by operating activities...................                    13,978              52,075
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                   (15,641)             (1,556)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                   (11,244)            (22,166)
   Redemption of limited partner units......................                    (4,450)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (15,694)            (22,166)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash
   equivalents..............................................                   (17,357)             28,353

Cash and cash equivalents at beginning of
   period...................................................                   233,222             107,815
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       215,865     $       136,168
                                                                        ==============      ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                                               Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ----------------    ----------------
Net loss....................................................           $       (72,156)    $      (142,730)
                                                                        ------- ------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                    63,897              94,116
   Amortization of discount on mortgage
     note payable...........................................                     4,209               8,695
   Interest added to advances from affiliates -
     General Partner........................................                         -              12,695
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                     6,366              (5,332)
     Accounts receivable....................................                     1,076                 920
     Escrow deposits........................................                    18,328              90,758
     Prepaid expenses and other assets......................                       675              (1,289)
     Accounts payable and accrued expenses..................                   (25,883)             22,301
     Accrued interest.......................................                       (71)                  -
     Accrued property taxes.................................                   (14,390)            (82,013)
     Claims settlement payable..............................                         -               1,354
     Payable to affiliates - General Partner................                    35,512              48,420
     Security deposits and deferred rental
       revenue..............................................                    (3,585)              4,180
                                                                        --------------      --------------
       Total adjustments....................................                    86,134             194,805
                                                                        --------------      --------------

Net cash provided by operating activities...................           $        13,978     $        52,075
                                                                        ==============      ==============







The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

NOTE 1.
- -------

McNeil Real Estate Fund XXIII, L.P., (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under provisions of the California Revised Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate XXIII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain prior period amounts within the accompanying financial statements have been reclassified to conform with current year presentation.

NOTE 4.
- -------

On June 30, 1994, the Partnership filed a voluntary petition for Chapter 11 reorganization. (The petition for Chapter 11 reorganization excluded the Partnership's interest in Beckley Associates, the owner of Harbour Club II Apartments.) The Partnership continued to conduct its affairs as a debtor-in-possession, subject to the jurisdiction and supervision of the Bankruptcy Court.

The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan"), which contemplated a sale of Woodbridge Apartments, was submitted to the Bankruptcy Court on February 13, 1995. The Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995, to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with the Illinois rescission suit (see Part II, Item I - Legal Proceedings). The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court did grant an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995.

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

The Reorganization Plan specified that advances and fees owed to affiliates of the General Partner were limited to remaining cash, after the pre-petition liabilities and reorganization expenses were paid. The Partnership had $37,228 of cash available to distribute to affiliate creditors. The remaining amounts owed to affiliates of the General Partner as of May 17, 1995, were discharged resulting in an extraordinary gain of $1,435,024 during the third quarter of 1995.

On August 15, 1995, the Partnership sent an election form to each limited partner which allowed them to choose whether to redeem their interest in the Partnership. The redemption price was 1/1000th of a dollar per Unit. The limited partners were required to respond within 30 days, and at the close of the 30 day period, 311 limited partners had elected to redeem 4,485,345 Units. In connection with the redemption, the partnership obtained a "no-action" letter from the Securities and Exchange Commission ("SEC") that provided that (1) the redemption could be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934, and (2) the SEC did not intend to pursue an enforcement action if the Reorganization Plan was consummated. Redemption of the affected Units was completed in January 1996.

On November 18, 1995, the Partnership submitted a request for an Application to Close Case to the Bankruptcy Court, which was entered on December 11, 1995. The Partnership was awaiting confirmation of the Order Approving the Application to Close Case as of March 31, 1996.

Expenses incurred by the Partnership in connection with its Chapter 11 filing have been expensed as "reorganization expenses" in the accompanying Statements of Operations.

NOTE 5.
- -------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services. Due to the Partnership's Chapter 11 Bankruptcy filing, property management fees for Woodbridge Apartments were reduced to 3% of the property's gross rental receipts beginning December 1, 1994.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Reimbursable costs that were incurred prior to the Partnership's bankruptcy filing, in the amount of $520,902, were discharged under terms of the Partnership's Reorganization Plan.

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. As discussed in Note 4, asset management fees totaling $366,329 accrued prior to the confirmation of the Reorganization Plan were discharged pursuant to the Reorganization Plan. Total accrued but unpaid asset management fees incurred subsequent to confirmation of the Reorganization Plan in the amount of $67,934 were outstanding at March 31, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                           Three Months Ended March 31,
                                                                       -----------------------------------
                                                                             1996               1995
                                                                       ---------------     ---------------
Property management fees....................................           $        15,961     $        20,678
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner................................................                         -              12,695
Charged to general and administrative -
   affiliates:
   Partnership administration...............................                    20,215              28,352
   Asset management fee.....................................                    15,618              20,735
                                                                        --------------      --------------

                                                                       $        51,794     $        82,460
                                                                        ==============      ==============

Payable to affiliates - General Partner at March 31, 1996, and December 31, 1995, consists primarily of unpaid asset management fees, property management fees and reimbursable costs.

NOTE 6.
- -------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements. There is no guarantee that such advances will continue to be available.

Operations at Harbour Club II Apartments, the Partnership's sole remaining property, are expected to be sufficient to provide cash for operating expenses and debt service for 1996. However, the property is in need of major capital improvements in order to maintain occupancy and rental rates at a level sufficient to fund operating expenses and debt service in future years. The Partnership's cash reserves are inadequate to fund the needed capital improvements, and it is unlikely that cash flow from operating activities will be sufficient to provide for the needed capital improvements. No outside sources of financing have been identified. Although affiliates of the Partnership have previously provided working capital for the Partnership, there can be no assurance that the Partnership will receive additional funds from the General Partner or other affiliates. Management is currently seeking additional financing to fund the needed capital improvements; however, such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to pay operating expenses and debt service, the property may ultimately be foreclosed on by the lender.

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12") whose general partner is an affiliate of Southmark Corporation, the parent corporation of the Partnership's former general partner. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan to the United States Department of Housing and Urban Development and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of March 31, 1996, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------       ----------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements.

The Partnership's operating activities provided $13,978 for the first quarter of 1996, down $38,097 from the $52,075 provided in the first quarter of 1995. The decrease in cash provided by operating activities was caused by the sale of Woodbridge Apartments on May 25, 1995. Cash provided by operations at Woodbridge Apartments are included in the 1995 figure, but not in the 1996 figure. The disposition of Woodbridge Apartments decreased cash provided by tenants, cash paid to suppliers and interest paid.

Cash used to additions to real estate improvements increased $14,085 to $15,641 in the first quarter of 1996. The Partnership capital budget will continue only at a bare minimum until additional financing can be arranged.

Scheduled principal payments through monthly debt service payments totaled $11,244 in the first quarter of 1996, down from $22,166 from the first quarter of 1995. The decrease is due to the sale of Woodbridge Apartments in the second quarter of 1995. In accordance with terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the limited partners for a total of $4,450.

Short-term liquidity:

At March 31, 1996, the Partnership held $215,865 of cash and cash equivalents, down $17,357 from the balance at December 31, 1995. For the balance of 1996, the General Partner anticipates rental operations at Harbour Club II Apartments will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

Although the sale of Woodbridge Apartments provided some additional cash reserves for the Partnership, the Partnership still faces liquidity problems because of urgently needed capital improvements at Harbour Club II Apartments, for which no financing has been secured. Operating activities at Harbour Club II Apartments for 1996 are expected to provide sufficient positive cash flow for normal operating expenses and debt service payments. However, the needed capital improvements will require the use of other sources of cash. No such sources have been identified. the Partnership has no established lines of credit from outside sources. Other possible actions to provide financing for the capital improvements may include refinancing or modifying the property's mortgage debt. Should such refinancing or modification of Harbour Club II's mortgage debt prove unfeasible, the Partnership could be forced to either sell the property or to relinquish control of the property to the mortgage note holder.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership had received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage note payable. Such advances were discharged as a result of the Chapter 11 proceedings. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on March 30, 1997.

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

Long-term liquidity:

The Partnership has been in a distressed cash situation for several years. Although Harbour Club II is able to operate in such a manner as to provide for operating expenses and debt service payments, the property has not proven the capability to produce the cash flow necessary for capital improvements nor to support Partnership operations. The inability to make necessary capital improvements has led to deteriorating conditions at the property. In the opinion of management, if capital improvements are not made to make the property more marketable, the net realizable value of the property may be further impaired.

Harbor Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships affiliated with the General Partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark Corporation, the parent corporation of the Partnership's former general partner. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its United States Department of Housing and Urban Development mortgage note. Unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse used by all three phases are located on Phase I. As of year end, no steps have been taken to foreclose on Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions:

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

FINANCIAL CONDITION
- -------------------

The occupancy rate at Harbour Club II Apartments decreased to 86% at March 31, 1996. Occupancy at December 31, 1995, was 92%. Harbour Club II Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note during the first quarter of 1996; however, as discussed above, the property is in need of major capital improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary capital improvements, but at this time no sources have been found.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of its property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue decreased $171,960 to $318,868 for the first quarter of 1996 compared to the first quarter of 1995. Most of the decrease is attributable to the May 25, 1995, sale of Woodbridge Apartments. Rental revenue at Harbour Club II Apartments decreased $1,053 or .3%. Increases in base rental rates and other property revenue were more than offset by increased rental losses, such as vacancy.

Expenses:

Total Partnership expenses decreased $242,146 to $393,166 for the first quarter of 1996 compared to the first quarter of 1995. All line items, except general and administrative and reorganization expenses, decreased primarily due to the May 25, 1995, sale of Woodbridge Apartments.

Pursuant to the Partnership's Reorganization Plan, all interest-bearing liabilities due to affiliates were discharged during 1995. Thus, no interest - affiliates was incurred during the first quarter of 1996 as compared to $12,695 of such interest in the first quarter of 1995.

General and administrative - affiliates decreased $13,254 or 27% for the first quarter of 1996. Such expenses are allocated based on, among other criteria, the number of properties owned by the Partnership. Due to the disposition of Woodbridge Apartments in 1995, expenses allocated to the Partnership by McREMI have decreased.

Excluding the effects of the disposition of Woodbridge Apartments, expenses incurred by the Partnership for operating at Harbour Club II Apartments also decreased $11,073 or 3.1%. Decreases in operating expenses at Harbour Club II Apartments were concentrated in repairs and maintenance. Repairs and maintenance decreased $16,516 or 34% in the first quarter. The decrease resulted from lower expenditures for floor coverings and appliances in the first quarter of 1996. The decrease in repairs and maintenance was partially offset by an $8,025 or 14.4% increase in depreciation expense. Depreciation increased as a result of $138,783 of capital improvements placed in service in the twelve months ended March 31, 1996. Such improvements are generally depreciated over lives ranging from five to ten years. All other categories of expenses at Harbour Club II Apartments decreased a total of $2,582 in the first quarter of 1996 compared to the first quarter of 1995.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN  SECURITIES
- -------   ----------------------

In accordance with the Partnership's Reorganization Plan, on August 15, 1995, the Partnership sent an election form to each limited partner which allowed them to choose whether to redeem their interest in the Partnership. The redemption price was 1/1000th of a dollar per Unit. The limited partners were required to respond within 30 days, and at the close of the 30 day period, 311 limited partners had elected to redeem 4,485,345 Units. In connection with the redemption, the partnership obtained a "no-action" letter from the Securities and Exchange Commission ("SEC") that provided that (1) the redemption could be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934, and (2) the SEC did not intend to pursue an enforcement action if the Reorganization Plan was consummated. Redemption of the affected Units was completed on January 1, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------    --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incor-porated by reference to the Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partner units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units out-standing expressed in thousands. Per unit information has been computed based on 6,682 and 9,419 Current Income Units (in thousands) outstanding in 1996 and 1995, respectively, and 4,941 and 6,689 Growth/ Shelter Units (in thousands) outstanding in 1996 and 1995, respectively.

         27. Financial Data Schedule for the quarter ended March 31, 1996.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL REAL ESTATE FUND XXIII, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner




May 14, 1996                        By: /s/ Donald K. Reed
- -------------------                     ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




May 14, 1996                        By: /s/ Ron K. Taylor
- -------------------                     ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                         McNeil Investors, Inc.




May 14, 1996                        By: /s/ Carol A. Fahs
- -------------------                     ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                         Real Estate Management, Inc.