Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1996-08-14
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


    For the period ended           June 30, 1996
                        --------------------------------------------------------


                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to _____________ Commission file number 0-15459
                           ---------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                       ----------------    ---------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 5,938,477           5,836,474
                                                                        --------------      --------------
                                                                             6,178,443           6,076,440
   Less:  Accumulated depreciation..........................                (2,778,879)         (2,648,343)
                                                                        --------------      --------------
                                                                             3,399,564           3,428,097

Cash and cash equivalents...................................                   133,578             233,222
Cash segregated for security deposits.......................                    42,843              54,921
Accounts receivable.........................................                     4,066              11,395
Escrow deposits.............................................                   102,904              91,296
Prepaid expenses and other assets...........................                     6,893               6,893
                                                                        --------------      --------------

                                                                       $     3,689,848     $     3,825,824
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage note payable, net of discount......................           $     3,773,524     $     3,787,802
Accounts payable and accrued expenses.......................                    40,274              93,165
Accrued interest............................................                    27,304              27,446
Accrued property taxes......................................                    59,752              43,142
Payable to affiliates - General Partner.....................                   185,037             114,218
Security deposits and deferred rental revenue...............                    43,361              50,820
                                                                        --------------      --------------
                                                                             4,129,252           4,116,593
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,622,696 and 16,108,041  Units  outstanding  at
     June 30, 1996 and December  31,  1995,  respectively
     (6,681,985 and 9,419,080  Current Income Units out-
     standing, and 4,940,711 and 6,688,961 Growth/Shelter
     Units  outstanding  at June  30,  1996  and
     December 31, 1995, respectively)......................                 (5,292,223)         (5,145,030)
   General Partner..........................................                 4,852,819           4,854,261
                                                                        --------------      --------------
                                                                              (439,404)           (290,769)
                                                                        --------------      --------------
                                                                       $     3,689,848     $     3,825,824
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $      325,699     $      429,061    $      644,567     $      919,889
   Interest......................              2,078              4,499             4,220              6,253
   Gain on sale of real estate...                  -            554,047                 -            554,047
                                       -------------      -------------     -------------      -------------
     Total revenue...............            327,777            987,607           648,787          1,480,189
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             91,665            115,425           183,543            266,605
   Interest - affiliates.........                  -             11,480                 -             24,175
   Depreciation..................             66,639             81,368           130,536            175,484
   Property taxes................             31,000             35,976            59,752             77,736
   Personnel expenses............             45,339             73,896           100,780            147,233
   Utilities.....................             25,990             42,694            62,849             98,564
   Repair and maintenance........             58,639             67,713            90,210            144,574
   Property management
     fees - affiliates...........             16,311             19,673            32,272             40,351
   Other property operating
     expenses....................             17,612             27,287            35,336             77,389
   General and administrative....             10,559             54,424            21,446             64,050
   General and administrative -
     affiliates..................             35,023             43,268            70,856             92,355
   Reorganization expenses.......                999            170,566             5,362            170,566
                                       -------------      -------------     -------------      -------------
     Total expenses..............            399,776            743,770           792,942          1,379,082
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (71,999)    $      243,837    $     (144,155)    $      101,107
                                       =============      =============     =============      =============

Net income (loss) allocated
   to limited partners - Current
   Income Units..................     $       (6,480)    $       21,945    $      (12,974)    $        9,100
Net income (loss) allocated to
   limited partners - Growth/
   Shelter Units.................            (64,799)           219,453          (129,739)            90,996
Net income (loss) allocated to
   General Partner...............               (720)             2,439            (1,442)             1,011
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (71,999)    $      243,837    $     (144,155)    $      101,107
                                       =============      =============     =============      =============

Net income (loss) per thousand
   limited partnership units:
   Current Income Units..........     $         (.97)    $         2.33    $        (1.94)    $          .97
                                       =============      =============     =============      =============

   Growth/Shelter Units..........     $       (13.12)    $        32.81    $       (26.26)    $        13.60
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995


                                                                                                    Total
                                                     General                 Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 --------------          ---------------       ----------------

Balance at December 31, 1994..............       $    4,839,769          $   (6,579,736)       $   (1,739,967)

Net income:
   General Partner........................                1,011                       -                 1,011
   Current Income Units...................                    -                   9,100                 9,100
   Growth/Shelter Units...................                    -                  90,996                90,996
                                                  -------------           -------------         -------------
     Total net income.....................                1,011                 100,096               101,107
                                                  -------------           -------------         -------------

Balance at June 30, 1995..................       $    4,840,780          $   (6,479,640)       $   (1,638,860)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $    4,854,261          $   (5,145,030)       $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    -                  (2,737)               (2,737)
   Growth/Shelter Units...................                    -                  (1,743)               (1,743)
                                                  -------------           -------------         -------------
     Total redemption.....................                    -                  (4,480)               (4,480)

Net loss:
   General Partner........................               (1,442)                      -                (1,442)
   Current Income Units...................                    -                 (12,974)              (12,974)
   Growth/Shelter Units...................                    -                (129,739)             (129,739)
                                                  -------------           -------------         -------------
     Total net loss.......................               (1,442)               (142,713)             (144,155)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $    4,852,819          $   (5,292,223)       $     (439,404)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1996                1995
                                                                       ----------------     ---------------
Cash flows from operating activities:
   Cash received from tenants...............................           $       658,764      $      918,867
   Cash paid to suppliers...................................                  (372,490)           (522,201)
   Cash paid to affiliates..................................                   (32,309)            (42,718)
   Interest received........................................                     4,220               6,253
   Interest paid............................................                  (175,267)           (263,695)
   Property taxes paid and escrowed.........................                   (53,383)            (77,026)
                                                                        --------------      --------------
Net cash provided by operating activities...................                    29,535              19,480
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (102,003)            (24,417)
   Proceeds from sale of real estate........................                         -             319,672
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                  (102,003)            295,255
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                   (22,696)            (36,752)
   Redemption of limited partner units......................                    (4,480)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (27,176)            (36,752)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash
   equivalents..............................................                   (99,644)            277,983

Cash and cash equivalents at beginning of
   period...................................................                   233,222             107,815
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       133,578     $       385,798
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       -----------------------------------
                                                                             1996                1995
                                                                       ----------------    ---------------
Net income (loss)...........................................           $      (144,155)    $       101,107
                                                                        --------------      --------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation.............................................                   130,536             175,484
   Amortization of discount on mortgage
     notes payable..........................................                     8,418              15,830
   Interest added to advances from affiliates -
     General Partner........................................                         -              24,175
   Gain on sale of real estate..............................                         -            (554,047)
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                    12,078              17,981
     Accounts receivable....................................                     7,329               3,921
     Escrow deposits........................................                   (11,608)            263,771
     Prepaid expenses and other assets......................                         -                (159)
     Accounts payable and accrued expenses..................                   (52,891)             89,775
     Accrued interest.......................................                      (142)                  -
     Accrued property taxes.................................                    16,610             (77,679)
     Claims settlement payable..............................                         -            (113,162)
     Payable to affiliates - General Partner................                    70,819              89,988
     Security deposits and deferred rental
       revenue..............................................                    (7,459)            (17,505)
                                                                        --------------      --------------
       Total adjustments....................................                   173,690             (81,627)
                                                                        --------------      --------------

Net cash provided by operating activities...................           $        29,535     $        19,480
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

                                  June 30, 1996

NOTE 1.
- -------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995, to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with the Illinois rescission suit. The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court did grant an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors, which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995.

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

On November 18, 1995, the Partnership submitted a request for an Application to Close Case to the Bankruptcy Court, which was entered on December 11, 1995, and was approved on February 15, 1996.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. As discussed in Note 4, asset management fees totaling $366,329 accrued prior to the confirmation of the Reorganization Plan were discharged pursuant to the Reorganization Plan. Total accrued but unpaid asset management fees incurred subsequent to confirmation of the Reorganization Plan in the amount of $83,245 were outstanding at June 30, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                      Six Months Ended June 30,
                                                      --------------------------
                                                          1996            1995
                                                      ----------      ----------

Property management fees........................       $  32,272      $  40,351
Charged to interest - affiliates:
   Interest on advances from affiliates -
     General Partner............................               -         24,175
Charged to general and administrative -
   affiliates:
   Partnership administration...................          39,927         56,192
   Asset management fee.........................          30,929         36,163
                                                       ---------      ----------

                                                      $  103,128     $  156,881
                                                       =========      ==========

Payable to affiliates - General Partner at June 30, 1996, and December 31, 1995, consists primarily of unpaid asset management fees, property management fees and reimbursable costs that are due and payable from current operations.

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

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12") whose general partner is an affiliate of Southmark Corporation, the parent corporation of the Partnership's former general partner. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan to the United States Department of Housing and Urban Development and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of June 30, 1996, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7.
- -------

On May 23, 1995, Woodbridge Apartments was sold to an unrelated third party for a cash price of $3,2000,000. Cash proceeds and the gain on the disposition is detailed below:

                                             Gain on Sale     Cash Proceeds
                                             ------------     -------------

Sales Price...........................       $  3,200,000     $  3,200,000

Selling costs.........................           (121,904)        (121,904)
Retirement of mortgage discounts......           (214,659)
Carrying value........................         (2,309,390)
                                              -----------

Gain on disposition of real estate....       $    554,047
                                              ===========

Retirement of mortgage notes..........                           (2,641,421)
Payment of accrued interest...........                             (117,003)
                                                               ------------

Net cash proceeds.....................                        $     319,672
                                                               ============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------  ---------------------------------------------------------------
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

The Partnership's operating activities provided $29,535 for the first half of 1996 as compared to $19,480 provided in the first half of 1995. With the disposition of Woodbridge Apartments on May 25, 1995, cash received from tenants, cash paid to suppliers, interest paid and property taxes paid and escrowed decreased. Cash paid to suppliers decreased further during 1996 due to the decreased reorganization expenses relating to the Partnership's bankruptcy proceeding.

Cash used for additions to real estate improvements totaled $102,003 for the six months ended June 30, 1996 as compared to $24,417 for the same period of the prior year. The Partnership's capital budget will continue only at a bare minimum until additional financing can be arranged. The Partnership received $319,672 of proceeds from the sale of Woodbridge Apartments. The use of these proceeds was restricted by the Bankruptcy Court for payment of bankruptcy claims.

Scheduled principal payments through monthly debt service payments totaled $22,696 for the six months ended June 30, 1996, down from $36,752 for the same period of 1995. The decrease is due to the sale of Woodbridge Apartments in May 1995. In accordance with terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the limited partners for a total of $4,480 during the first half of 1996.

Short-term liquidity:

At June 30, 1996, the Partnership held $133,578 of cash and cash equivalents, down $99,644 from the balance at December 31, 1995. For the balance of 1996, the General Partner anticipates rental operations at Harbour Club II Apartments will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership had received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage note payable. Such advances were discharged as a result of the Chapter 11 proceedings. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on March 30, 1997.

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

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships affiliated with the General Partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark Corporation, the parent corporation of the Partnership's former general partner. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its United States Department of Housing and Urban Development mortgage note. Unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse used by all three phases are located on Phase I. As of June 30, 1996, no steps have been taken to foreclose on Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions

To maintain adequate cash balances, the Partnership suspended distributions to Current Income Unit holders in 1988. There have been no distributions to Growth/Shelter Unit holders. Distributions to Unit holders will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the Unit holders.

FINANCIAL CONDITION
- -------------------

The occupancy rate at Harbour Club II Apartments decreased to 90% at June 30, 1996. Occupancy at December 31, 1995, was 92%. Harbour Club II Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note during the first half of 1996; however, as discussed above, the property is in need of major capital improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary capital improvements, but at this time no sources have been found.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of its property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues were $327,777 and $648,787 for the three months and six months ended June 30, 1996, respectively, as compared to $987,607 and $1,480,189 for the same periods of 1995. Revenues for the three months and six months ended June 30, 1995 include a $554,047 gain from the sale of Woodbridge Apartments on May 25, 1995.

Rental revenue decreased $103,362 and $275,322 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. Most of the decrease is attributable to the May 25, 1995, sale of Woodbridge Apartments. Rental revenue at Harbour Club II Apartments increased $1,516 or .2% for the first half of 1996 as compared to the same period of prior year. The occupancy rate at Harbour Club II Apartments decreased to 90% at the end of June 1996 from 96% at the end of June 1995. Increases in base rental rates were offset by increased vacancy loss.

Expenses:

Total Partnership expenses decreased $343,994 and $586,140 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. All line items decreased primarily due to the May 25, 1995, sale of Woodbridge Apartments.

Pursuant to the Partnership's Reorganization Plan, all interest-bearing liabilities due to affiliates were discharged during 1995. Thus, no interest - affiliates was incurred during the first half 1996 as compared to $24,175 of such interest in the first half of 1995.

General and administrative decreased $43,865 and $42,604 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. The decrease was due to the $41,000 legal fees paid in 1995 relating to the settlement of the judgment lien rendered in connection with the Illinois rescission suit.

General and administrative - affiliates decreased $8,245 and 21,499 for the three months and six months ended June 30, 1996, respectively, as compared to the same periods of 1995. Such expenses are allocated based on, among other criteria, the number of properties owned by the Partnership. Due to the disposition of Woodbridge Apartments in 1995, expenses allocated to the Partnership by McREMI have decreased.

The Partnership incurred $170,566 of reorganization expenses relating to the Partnership's bankruptcy proceeding during the first half of 1995. Only $5,362 of such expenses were incurred during 1996.

Excluding the effects of the disposition of Woodbridge Apartments, expenses incurred by the Partnership for operating at Harbour Club II Apartments increased $12,694 during the six months ended June 30, 1996, as compared to the same period of 1995. The increases in operating expenses at Harbour Club II Apartments were concentrated in depreciation. Depreciation increased by $18,792 during the first half of 1996 as a result of $102,003 of capital improvements placed in service during the first six months of 1996.

                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES
- -------   ---------------------

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
- -------    --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorpo-rated by reference to the Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Part-nership Units: Net income (loss) per thousand limited partner units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 6,682 and 9,399 Current Income Units (in thousands) outstanding in 1996 and 1995, respectively, and 4,941 and 6,689 Growth/ Shelter Units (in thousands) outstanding in 1996 and 1995, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND XXIII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner




August 14, 1996                    By:  /s/  Donald K. Reed
- -------------------                   ------------------------------------------
Date                                  Donald K. Reed
                                      President and Chief Executive Officer




August 14, 1996                    By:  /s/  Ron K. Taylor
- -------------------                    -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of
                                       McNeil Investors, Inc.




August 14, 1996                    By:  /s/  Carol A. Fahs
- -------------------                    -----------------------------------------
Date                                   Carol A. Fahs
                                       Chief Accounting Officer of McNeil
                                       Real Estate Management, Inc.