Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1996-11-14
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended         September 30, 1996
                          ------------------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________ Commission file number 0-15459
                            --------



                       McNEIL REAL ESTATE FUND XXIII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         California                                    33-0139793
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)



Registrant's telephone number, including area code   (972) 448-5800
                                                   -----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                             1996                1995
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 5,950,265           5,836,474
                                                                        --------------      --------------
                                                                             6,190,231           6,076,440
   Less:  Accumulated depreciation..........................                (2,845,209)         (2,648,343)
                                                                        --------------      --------------
                                                                             3,345,022           3,428,097

Cash and cash equivalents...................................                   154,350             233,222
Cash segregated for security deposits.......................                    43,075              54,921
Accounts receivable.........................................                     1,653              11,395
Escrow deposits.............................................                    69,642              91,296
Prepaid expenses and other assets...........................                     6,917               6,893
                                                                        --------------      --------------

                                                                       $     3,620,659     $     3,825,824
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net of discount......................           $     3,766,062     $     3,787,802
Accounts payable and accrued expenses.......................                    35,841              93,165
Accrued interest............................................                    27,231              27,446
Accrued property taxes......................................                    34,104              43,142
Payable to affiliates - General Partner.....................                   217,052             114,218
Security deposits and deferred rental revenue...............                    42,494              50,820
                                                                        --------------      --------------
                                                                             4,122,784           4,116,593
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,622,696 and 16,108,041 Units outstanding at
     September 30, 1996 and December 31, 1995,
     respectively (6,681,985 and 9,419,080  Current
     Income Units  outstanding,  and 4,940,711 and
     6,688,961  Growth/Shelter  Units  outstanding at
     September 30, 1996 and December 31, 1995,
     respectively)..........................................                (5,354,317)         (5,145,030)
   General Partner..........................................                 4,852,192           4,854,261
                                                                        --------------      --------------
                                                                              (502,125)           (290,769)
                                                                        --------------      --------------

                                                                       $     3,620,659     $     3,825,824
                                                                        ==============      ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      341,968     $      335,469    $      986,535     $    1,255,358
   Interest......................              1,291              3,856             5,511             10,109
   Gain on sale of real estate...                  -                  -                 -            554,047
                                       -------------      -------------     -------------      -------------
     Total revenue...............            343,259            339,325           992,046          1,819,514
                                       -------------      -------------     -------------      -------------
Expenses:
   Interest......................             91,447             92,155           274,990            358,760
   Interest - affiliates.........                  -             (6,329)                -             17,846
   Depreciation..................             66,330             68,439           196,866            243,923
   Property taxes................             32,124             27,938            91,876            105,674
   Personnel expenses............             51,638             51,720           152,418            198,953
   Utilities.....................             15,777             20,830            78,626            119,394
   Repair and maintenance........             67,416             24,404           157,626            168,978
   Property management
     fees - affiliates...........             16,966             16,084            49,238             56,435
   Other property operating
     expenses....................             22,527             44,912            57,863            122,301
   General and administrative....              9,961              9,384            31,407             73,434
   General and administrative -
     affiliates..................             31,794             43,914           102,650            136,269
   Reorganization expenses.......                  -             29,432             5,362            199,998
                                       -------------      -------------     -------------      -------------
     Total expenses..............            405,980            422,883         1,198,922          1,801,965
                                       -------------      -------------     -------------      -------------
Income (loss) before
   extraordinary item............            (62,721)           (83,558)         (206,876)            17,549
Extraordinary item...............                  -          1,398,925                 -          1,398,925
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (62,721)    $    1,315,367    $     (206,876)    $    1,416,474
                                       =============      =============      ============      ==============

Net income (loss) allocated
   to limited partners - Current
   Income Units..................     $       (5,645)    $      118,383    $      (18,619)    $      127,483
Net income (loss) allocated to
   limited partners - Growth/
   Shelter Units.................            (56,449)         1,183,831          (186,188)         1,274,827
Net income (loss) allocated to
   General Partner...............               (627)            13,153            (2,069)            14,164
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $      (62,721)    $    1,315,367    $     (206,876)    $    1,416,474
                                       =============      =============     =============      =============

Net income (loss) per thousand
   limited partnership units:
   Current Income Units:
     Income (loss) before
       extraordinary item........     $         (.85)    $        (.81)    $        (2.79)    $          .16
     Extraordinary item..........                  -             13.40                  -              13.40
                                       -------------      ------------      -------------      -------------
     Net income (loss)...........     $         (.85)    $       12.59     $        (2.79)    $        13.56
                                       =============      ============      =============      =============
   Growth/Shelter Units:
     Income (loss) before
       extraordinary item........     $       (11.42)    $      (11.24)    $       (37.68)    $         2.36
     Extraordinary item..........                  -            188.23                  -             188.23
                                       -------------      ------------      -------------      -------------
     Net income (loss)...........     $       (11.42)    $      176.99     $       (37.68)    $       190.59
                                       =============      ============      =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                    Total
                                                     General                  Limited             Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 --------------          ---------------       ----------------
Balance at December 31, 1994..............       $    4,839,769          $   (6,579,736)       $   (1,739,967)

Net income:
   General Partner........................               14,164                       -                14,164
   Current Income Units...................                    -                 127,483               127,483
   Growth/Shelter Units...................                    -               1,274,827             1,274,827
                                                  -------------           -------------         -------------
     Total net income.....................               14,164               1,402,310             1,416,474
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............       $    4,853,933          $   (5,177,426)       $     (323,493)
                                                  =============           =============         =============


Balance at December 31, 1995..............       $    4,854,261          $   (5,145,030)       $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    -                  (2,737)               (2,737)
   Growth/Shelter Units...................                    -                  (1,743)               (1,743)
                                                  -------------           -------------         -------------
     Total redemption.....................                    -                  (4,480)               (4,480)

Net loss:
   General Partner........................               (2,069)                      -                (2,069)
   Current Income Units...................                    -                 (18,619)              (18,619)
   Growth/Shelter Units...................                    -                (186,188)             (186,188)
                                                  -------------           -------------         -------------
     Total net loss.......................               (2,069)               (204,807)             (206,876)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $    4,852,192          $   (5,354,317)       $     (502,125)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                               Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                            1996                 1995
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $     1,003,726     $     1,241,767
   Cash paid to suppliers...................................                  (540,114)           (570,775)
   Cash paid to affiliates..................................                   (49,054)            (59,149)
   Reorganization costs paid, net...........................                    (5,362)           (199,998)
   Interest received........................................                     5,511              10,109
   Interest paid............................................                  (262,578)           (351,902)
   Property taxes paid and escrowed.........................                   (78,363)            (96,639)
                                                                        --------------      --------------
Net cash provided by (used in) operating activities.........                    73,766             (26,587)
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (113,791)            (81,981)
   Proceeds from sale of real estate........................                         -             319,672
                                                                        --------------      --------------
Net cash provided by (used in) investing activities.........                  (113,791)            237,691
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable................................................                   (34,367)            (47,582)
   Redemption of limited partner units......................                    (4,480)                  -
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (38,847)            (47,582)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash
   equivalents..............................................                   (78,872)            163,522

Cash and cash equivalents at beginning of
   period...................................................                   233,222             107,815
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       154,350     $       271,337
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       -----------------------------------
                                                                            1996                 1995
                                                                       ----------------    ---------------
Net income (loss)...........................................           $      (206,876)    $     1,416,474
                                                                        --------------      --------------

Adjustments to  reconcile  net income  (loss) to net cash
   provided by operating activities:
   Depreciation.............................................                   196,866             243,923
   Amortization of discount on mortgage
     notes payable..........................................                    12,627              19,845
   Interest added to advances from affiliates -
     General Partner........................................                         -              17,846
   Gain on sale of real estate..............................                         -            (554,047)
   Extraordinary item.......................................                         -          (1,398,925)
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                    11,846              16,420
     Accounts receivable....................................                     9,742              (3,641)
     Escrow deposits........................................                    21,654             308,198
     Prepaid expenses and other assets......................                       (24)             27,363
     Accounts payable and accrued expenses..................                   (57,324)             (1,227)
     Accrued interest.......................................                      (215)                  -
     Accrued property taxes.................................                    (9,038)           (118,699)
     Claims settlement payable..............................                         -            (113,162)
     Payable to affiliates - General Partner................                   102,834             133,555
     Security deposits and deferred rental
       revenue..............................................                    (8,326)            (20,510)
                                                                        --------------      --------------
       Total adjustments....................................                   280,642          (1,443,061)
                                                                        --------------      --------------

Net cash provided by (used in) operating activities.........           $        73,766     $       (26,587)
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

                               September 30, 1996


NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

The Partnership's First Amended Plan of Reorganization ("Reorganization Plan"), which contemplated a sale of Woodbridge Apartments, was submitted to the Bankruptcy Court on February 13, 1995. The Partnership's Disclosure Statement of Debtor-in-Possession ("Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

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

The Reorganization Plan specified that advances and fees owed to affiliates of the General Partner were limited to remaining cash, after the pre-petition liabilities and reorganization expenses were paid. The Partnership had $37,228 of cash available to distribute to affiliate creditors. The remaining amounts owed to affiliates of the General Partner as of May 17, 1995, were discharged resulting in an extraordinary gain of $1,398,925 during the third quarter of 1995.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. As discussed in Note 4, asset management fees totaling $366,329 accrued prior to the confirmation of the Reorganization Plan were discharged pursuant to the Reorganization Plan. Total accrued but unpaid asset management fees incurred subsequent to confirmation of the Reorganization Plan in the amount of $99,316 were outstanding at September 30, 1996.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                          ----------------------
                                                             1996        1995
                                                          ---------    ---------
Property management fees.............................     $  49,238    $  56,435
Charged to interest - affiliates:
   Interest on advances from affiliates - General
     Partner.........................................             -       17,846
Charged to general and administrative -
   affiliates:
   Partnership administration........................         55,650      79,902
   Asset management fee..............................         47,000      56,367
                                                           ---------    --------

                                                          $  151,888   $ 210,550
                                                           =========   =========

Payable to affiliates - General Partner at September 30, 1996, and December 31, 1995, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

NOTE 6.
-------

On May 23, 1995, Woodbridge Apartments was sold to an unrelated third party for a cash price of $3,2000,000. Cash proceeds and the gain on the disposition are detailed below:

                                           Gain on Sale     Cash Proceeds
                                           -------------    -------------
Sales Price............................    $  3,200,000     $  3,200,000

Selling costs..........................        (121,904)        (121,904)
Retirement of mortgage discounts.......        (214,659)
Basis of real estate sold..............      (2,309,390)
                                            -----------

Gain on disposition of real estate.....    $    554,047
                                            ===========

Retirement of mortgage notes...........                        (2,641,421)
Payment of accrued interest............                          (117,003)
                                                              -----------

Net cash proceeds......................                      $    319,672
                                                              ===========

NOTE 7.
-------

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

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which McNeil Partners, L.P. is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12") whose general partner is an affiliate of Southmark Corporation, the parent corporation of the Partnership's former general partner. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan to the United States Department of Housing and Urban Development and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of September 30, 1996, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements.

The Partnership's operating activities provided $73,766 for the first nine months of 1996 as compared to $26,587 of cash used by operating activities in the first nine months of 1995. The disposition of Woodbridge Apartments on May 25, 1995, is the principal cause of decreases in cash received from tenants, cash paid to suppliers, interest paid, and property taxes paid and escrowed. Reorganization costs paid in 1996 decreased to $5,362 from $199,998 in 1995. The Partnership should have no further reorganization costs to pay in connection with its Chapter 11 reorganization.

Cash used for additions to real estate improvements totaled $113,791 for the nine months ended September 30, 1996 as compared to $81,981 for the same period of 1995. The Partnership's capital budget will continue only at a bare minimum until additional financing can be arranged. The Partnership received $319,672 of proceeds from the sale of Woodbridge Apartments in 1994. The use of these proceeds was restricted by the Bankruptcy Court for payment of bankruptcy claims.

Scheduled principal payments through monthly debt service payments totaled $34,367 for the nine months ended September 30, 1996, down from $47,582 for the same period of 1995. The decrease is due to the sale of Woodbridge Apartments in May 1995. In accordance with terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the limited partners for a total of $4,480 during the first quarter of 1996.

Short-term liquidity:

At September 30, 1996, the Partnership held $154,350 of cash and cash equivalents, down $78,872 from the balance at December 31, 1995. For the balance of 1996, the General Partner anticipates rental operations at Harbour Club II Apartments will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership had received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage note payable. Such advances were discharged as a result of the Chapter 11 proceedings. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1996, $4,082,159 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment expires on March 30, 1997.

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

Long-term liquidity:

The Partnership has been in a distressed cash situation for several years. Although Harbour Club II Apartments is able to operate in such a manner as to provide for operating expenses and debt service payments, the property has not proven the capability to produce the cash flow necessary for capital improvements nor to support Partnership operations. The inability to make necessary capital improvements has led to deteriorating conditions at the property. In the opinion of management, if capital improvements are not made to make the property more marketable, the net realizable value of the property may be further impaired.

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships affiliated with the General Partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark Corporation, the parent corporation of the Partnership's former general partner. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its United States Department of Housing and Urban Development mortgage note. Unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse used by all three phases are located on Phase I. As of September 30, 1996, no steps have been taken to foreclose on Phase I.

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

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club II Apartments decreased to 90% at September 30, 1996. Occupancy at December 31, 1995, was 92%. Harbour Club II Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first nine months of 1996; however, as discussed above, the property is in need of major capital improvements in order to compete in its local market. The Partnership is seeking alternatives to fund the necessary capital improvements, but at this time no sources have been found.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of its property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $343,259 and $992,046 for the three months and nine months ended September 30, 1996, respectively, as compared to $339,325 and $1,819,514 for the same periods of 1995. Revenues for the three months ended September 30, 1996 and 1995 are comparable in that both figures reflect revenues generated from Harbour Club II Apartments only. Revenue for the nine months ended September 31, 1996 also reflects only revenue generated by Harbour Club II Apartments whereas revenue for the nine months ended September 30, 1995 includes both revenue from Woodbridge Apartments through May 23, 1995 as well as a $554,047 gain from the May 23, 1995 sale of Woodbridge Apartments.

Rental revenue at Harbour Club II Apartments increased $3,659 and $7,790 or 1.1% and 0.8% for the three month and nine month periods ended September 30, 1996 as compared to the same periods of 1995. Base rental rates at Harbour Club II Apartments were increased 5.2% in 1996, but most of the increase was offset by a decrease in the occupancy rate. The occupancy rate at Harbour Club II Apartments was 90% at September 30, 1996, down from 92% at December 1995.

Expenses:

Total Partnership expenses decreased $16,903 and $603,043 for the three month and nine month periods ended September 30, 1996, respectively, as compared to the same periods of 1995. The year-to-date figures decreased primarily because of the May 25, 1995 sale of Woodbridge Apartments. Expenses for the quarters ended September 30, 1996 and 1995 are not affected by the sale of Woodbridge Apartments. For the nine months ended September 30, 1996, expenses at Harbour Club II Apartments increased $41,550 or 4.1% compared to the same period of 1995. Changes in expenses at Harbour Club II Apartments were concentrated in repair and maintenance and other property operating expenses.

Repair and maintenance expenses increased 36% at Harbour Club II Apartments for the nine month period ended September 31, 1996 compared to the same period of 1995. The increase resulted from the replacement of carpeting and appliances that met the Partnership's criteria for capitalization based on the magnitude of replacement in 1995, but were expensed in 1996.

Other property operating expenses decreased 21% at Harbour Club II Apartments for the nine month period ended September 31, 1996 compared to the same period of 1995. The decrease is attributable to decreased bad debt expense and decreased advertising and marketing expenses.

Besides the changes in operating expenses at Harbour Club II Apartments noted above, the Partnership had other expenses that decreased in 1996 compared to 1995. Pursuant to the Partnership's Reorganization Plan, all interest-bearing liabilities due to affiliates were discharged during 1995. Thus, no interest due to affiliates was incurred in 1996 as compared to $17,846 of such interest in 1995. Also, reorganization expenses incurred by the Partnership in connection with its Chapter 11 filing decreased to $5,362 in 1996 from $199,998 in 1995. The Partnership does not anticipate any further expenses in connection with its Chapter 11 reorganization.

General and administrative decreased $42,027 or 57% for the nine month period ended September 30, 1996, respectively, as compared to the same period of 1995. The decrease was due to $41,000 of legal fees incurred in 1995 relating to a settlement of the judgment lien rendered in connection with the Illinois rescission suit.

General and administrative expenses paid to affiliates decreased $12,120 or 28% and $33,619 or 25% for the three month and nine month periods ended September 30, 1996, respectively, as compared to the same periods of 1995. Such expenses are allocated based on, among other criteria, the number of properties owned by the Partnership. Due to the disposition of Woodbridge Apartments in 1995, expenses allocated to the Partnership by McREMI have decreased.


                           PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN  SECURITIES
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  -------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10,
                                     1992).

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partner units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 6,682 and 9,399 Current Income Units (in thousands) outstanding in 1996 and 1995, respectively, and 4,941 and 6,689 Growth/Shelter Units (in thousands) outstanding in 1996 and 1995, respectively.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1996.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL REAL ESTATE FUND XXIII, L.P.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner




November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer




November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of
                                          McNeil Investors, Inc.




November 14, 1996                    By:  /s/  Carol A. Fahs
-----------------                       ----------------------------------------
Date                                    Carol A. Fahs
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.