Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1997-03-28
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1996
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-15459
                           ----------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip code)

Registrant's telephone number, including area code   (972)  448-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

11,507,696 of the Registrant's 11,512,696 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:  See Item 14, Page 37

                                TOTAL OF 39 PAGES

                                     PART I

ITEM 1.      BUSINESS
-------      --------

ORGANIZATION
------------

McNeil Real Estate Fund XXIII, L.P. (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd. was organized on March 4, 1985 as a limited partnership under the provisions of the California Uniform Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 85, Inc. (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

On February 25, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-1620) and commenced a public offering for sale of $45,000,000 of limited partnership units. Two classes of limited partnership units were offered, designated as Current Income Units and Growth/Shelter Units (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 24, 1987, with 16,204,041 Units (9,461,580 Current Income Units and 6,742,461 Growth/Shelter Units) sold at $1 each, or gross proceeds of $16,204,041. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15459). In 1991, 76,000 Units were rescinded and in 1994, 20,000 Units were relinquished. On January 1, 1996, pursuant to the Partnership's bankruptcy reorganization plan, the Partnership redeemed 4,485,345 Units for cash consideration equal to 1/1,000th of a dollar per Unit redeemed, leaving 11,622,696 Units (6,681,985 Current Income Units and 4,940,711 Growth/Shelter Units) outstanding at December 31, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, the General Partner nor the Original General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Original General Partner, were sold or liquidated for the benefit of creditors.

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

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real

Estate Fund XXIII, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 - Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992, meeting were implemented as of that date.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential real estate. At December 31, 1996, the Partnership owned one income-producing property as described in Item 2
- Properties.

The Partnership filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") on June 30, 1994. The Partnership's reorganization plan was confirmed by the Bankruptcy Court on May 17, 1995. See Chapter 11 Reorganization below.

The Partnership does not directly employ any personnel. The General Partner conducts the business of the Partnership directly and through its affiliates. The Partnership reimburses affiliates of the General Partner for such services rendered in accordance with the Amended Partnership Agreement. See Item 8 - Note 3 "Transactions with Affiliates."

The business of the Partnership to date has involved only one industry segment. See Item 8 - Financial Statements and Supplementary Data. The Partnership has no foreign operations. The business of the Partnership is not seasonal.

Chapter 11 Reorganization:

On June 30, 1994, the Partnership filed a voluntary petition for Chapter 11 reorganization with the United States Bankruptcy Court - Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The Partnership continued to conduct its affairs as a debtor-in-possession, subject to the jurisdiction and supervision of the Bankruptcy Court. Concurrent with the Chapter 11 filing, the General Partner contributed to the Partnership $4,375,661 of advances and $704,482 of accrued interest on advances that were payable by the Partnership to the General Partner. See Item 8 - Note 3 - "Transactions with Affiliates." The Partnership's financial statements include the accounts of Beckley Associates ("Beckley"). Beckley, which owns Harbour Club II Apartments, is 99.99% owned by the Partnership. Beckley was excluded from the Chapter 11 filing.

Woodbridge Apartments, one of the Partnership's former properties, was encumbered by two mortgage notes payable. The first lien mortgage note payable was co-insured by the Federal Housing Administration and was, therefore, regulated by the United States Department of Housing and Urban Development
("HUD"). The second lien mortgage note payable was payable in monthly installments of interest only. Such payments were limited to "surplus cash" as defined by HUD and as calculated at June 30 and December 31 of each year. No "surplus cash" was available to make the interest payments on the second lien; therefore, the Partnership ceased making such payments in April 1994. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. The Chapter 11 proceeding was filed to prevent the foreclosure proceedings.

The Partnership's First Amended Plan of Reorganization (the "Reorganization Plan"), which contemplated a sale of Woodbridge Apartments, was submitted to the Bankruptcy Court on February 13, 1995. The Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995 to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with an Illinois rescission suit. The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court did grant an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors which would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995.

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

On August 15, 1995, the Partnership sent an election form to each limited partner which allowed them to choose whether to redeem their interest in the Partnership. The redemption price was 1/1,000th of a dollar per Unit. The limited partners were required to respond within 30 days, and at the close of the 30 day period, 311 limited partners had elected to redeem 4,485,345 Units. In connection with the redemption, the partnership obtained a "no-action" letter from the SEC that provided that (1) the redemption could be accomplished without compliance with Rule 13e-3 of the Securities Exchange Act of 1934, and (2) the SEC did not intend to pursue an enforcement action if the Reorganization Plan was consummated. Redemption of the affected Units was effective on January 1, 1996.

On November 18, 1995, the Partnership submitted to the Bankruptcy Court a request for an Application to Close Case, which was entered on December 11, 1995, and was approved on February 15, 1996.

Expenses incurred by the Partnership in connection with its Chapter 11 filing have been expensed as "reorganization expenses" in the accompanying Statements of Operations. Interest earned on funds restricted by the Bankruptcy Court are presented as "interest on reorganization funds" on the Statements of Operations.

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's asset in accordance with the terms of the Amended Partnership
Agreement. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001. Until such time as the Partnership's asset is liquidated, the Partnership's plan of operations is to preserve or increase the net operating income of its property whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's asset. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

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

ITEM 2.   PROPERTIES
-------   ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings and the land on which the property is located are owned by the Partnership in fee, subject to a first lien deed of trust as described more fully in Item 8 - Note 6 - "Mortgage Note Payable." See also Item 8 - Note 5 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis of                          1996            Date
Property              Description            Property            Debt       Property Taxes      Acquired
--------              -----------          -------------         ----       --------------      --------
Harbour Club II (1)   Apartments
   Belleville, MI     220 units            $  3,354,442     $ 3,758,380       $  101,291          6/86

(1) Harbour Club II Apartments is owned by Beckley Associates which is 99.99% owned by the Partnership.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  ----------
Harbour Club II
   Occupancy Rate............             92%             92%            86%            85%             92%
   Rent Per Square Foot......          $ 6.60          $ 6.55         $ 5.96         $ 5.79          $ 5.43

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property. No residential tenant leases 10% or more of the available rental space.

Competitive conditions

Harbour Club II, located in Belleville, Michigan, was built in 1971 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. The Belleville market has significantly rebounded to an average area occupancy rate of 95%. The property's closest competitor has rental rates approximately $100 per month above Harbour Club II's rates. The lack of capital improvements at Harbour Club II Apartments has materially constricted the property's ability to increase rental rates. Security concerns are prompting demands from tenants for improved lighting, limited access gates and fencing, as offered by competitors. The property has a large amount of deferred maintenance due to high debt service and is unable to generate cash to meet its capital improvement needs. Management is currently seeking alternatives to fund the needed capital improvements. The ability of the property to compete in the market will be directly determined by the amount of capital dollars spent to upgrade the property to community standards.

ITEM 3.      LEGAL PROCEEDINGS
-------      -----------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------      ---------------------------------------------------

None.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
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

      Limited partnership units               792 as of January 31, 1997

(C) No distributions were made to the partners during 1996 or 1995 and none are anticipated in 1997. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  --------------
Rental revenue...............       $   1,324,331  $   1,591,118  $    1,894,443  $   1,904,708  $   1,922,007
Write-down for permanent
 impairment of real estate...                   -              -        (661,921)             -     (1,783,702)
Gain on disposition of real
 estate......................                   -        554,047               -              -              -
Income (loss) before
 extraordinary items.........            (180,141)        14,174      (1,465,830)      (806,303)    (2,860,788)
Extraordinary items..........                   -      1,435,024               -              -         79,627
Net income (loss)............            (180,141)     1,449,198      (1,465,830)      (806,303)    (2,781,161)

Net income (loss) per
 thousand limited partner-
 ship units:
Income (loss) before
 extraordinary items:
  Current Income Units.......       $       (2.43) $       28.89  $       (14.01) $       (7.70) $      (27.33)
  Growth/Shelter Units.......              (32.81)        (38.59)        (197.23)       (108.16)       (383.77)
Extraordinary items:
  Current Income Units.......                   -          88.20               -              -            .76
  Growth/Shelter Units.......                   -          88.20               -              -          10.68

Net income (loss):
  Current Income Units.......               (2.43)        117.09          (14.01)         (7.70)        (26.57)
  Growth/Shelter Units.......              (32.81)         49.61         (197.23)       (108.16)       (373.09)


                                                              As of December 31,
Balance Sheets                           1996           1995            1994           1993           1992
--------------                      -------------  -------------  --------------  -------------  --------------

Real estate investment, net..       $   3,354,442  $   3,428,097  $    3,546,322  $   6,855,858  $   7,056,300
Asset held for sale..........                   -              -       2,373,130              -              -
Total assets.................           3,701,423      3,825,824       6,520,408      7,486,894      7,798,950
Mortgage notes payable, net..           3,758,380      3,787,802       3,814,667      6,300,793      6,347,862
Liabilities subject to
   compromise................                   -              -       4,184,977              -              -
Partners' deficit............            (475,390)      (290,769)     (1,739,967)    (5,354,280)    (4,547,977)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Woodbridge Apartments was sold on May 25, 1995. This property was placed on the market for sale during 1994 and was classified as an asset held for sale at December 31, 1994.

As a result  of its  Chapter  11  proceeding,  the  realization  of  assets  and liquidation of liabilities attributable to the Partnership were subject to significant uncertainties. The Partnership's balance sheet as of December 31, 1994, reflects the liabilities that were deferred under the Chapter 11 proceeding as "Liabilities subject to compromise."

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $204,752 of cash in 1996 compared with $26,451 of cash used in 1995. The disposition of Woodbridge Apartments on May 25, 1995 was the principal cause of the decreases in cash received from tenants, cash paid to suppliers, cash paid to affiliates, interest paid and property taxes paid in 1996. Reorganization costs paid in 1996 decreased to $5,362 from $248,057 in 1995 as the Chapter 11 bankruptcy filing was closed on February 15, 1996. The Partnership received a $53,233 refund of property taxes due to a successful appeal of the property tax assessments on Harbour Club II in 1995. No such refund was received in 1996.

The Partnership's operating activities used $26,451 of cash in 1995 as compared with $149,667 provided by operating activities in 1994. The decrease in cash flow from operating activities in 1995 was primarily due to $248,057 of reorganization costs paid by the Partnership in connection with its Chapter 11 bankruptcy filing. No such costs were paid in 1994. Also, due to the
Partnership's Reorganization Plan, the Partnership was allowed to pay pre-petition claims in October 1995. Other changes in cash flows were primarily the result of the sale of Woodbridge Apartments in May 1995 including decreases in cash received from tenants, cash paid to suppliers, cash paid to affiliates and property taxes paid.

Cash used for capital expenditures totaled $193,424, $124,698 and $105,422 during 1996, 1995 and 1994, respectively. Cash provided from the sale of Woodbridge Apartments totaled $3,078,096. $2,641,421 of the proceeds from the sale of Woodbridge Apartments were used to retire the mortgage notes secured by the property in 1995.

Scheduled principal payments during 1996 totaled $46,258 as compared to $58,616 and $84,774 in 1995 and 1994, respectively. The decrease since 1995 was due to the sale of Woodbridge Apartments. In accordance with the terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the Limited Partners for a total of $4,480 in 1996.

At December 31, 1996, the Partnership held cash and cash equivalents of $193,812.

Short-term liquidity:

The General Partner anticipates rental operations at Harbour Club II Apartments in 1997 will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

Although the sale of Woodbridge Apartments provided some additional cash reserves for the Partnership, the Partnership still faces liquidity problems because of urgently needed capital improvements at Harbour Club II Apartments for which no financing has been secured. Operating activities at Harbour Club II Apartments for 1997 are expected to provide sufficient positive cash flow for normal operating expenses and debt service payments. However, the needed capital improvements will require the use of other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated lender. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note with the new lender.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership to fund working capital requirements. Such advances were discharged as a result of the Chapter 11 proceedings. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which the General Partner is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage note. Unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse used by all three phases are located on Phase I. As of year end, no steps have been taken to foreclose on Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence liquidation of the Partnership's asset in accordance with the terms of the Amended Partnership Agreement. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001.

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

FINANCIAL CONDITION
-------------------

Harbour Club II Apartments was 92% occupied at the end of December 1996 and 1995 as compared to 86% at the end of December 1994. Harbour Club II was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage during 1996; however, the property is in need of major capital repairs and improvements in order to compete in its local market. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note payable to fund the necessary improvements; however, such restructuring or refinancing is not assured.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of its property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total Partnership revenues in 1996 decreased $880,256 or 40% as compared to 1995. Rental revenue decreased $266,787 or 16.8% primarily due to the May 25, 1995 sale of Woodbridge Apartments. Rental revenue at Harbour Club II Apartments increased $10,053 or less than 1% in 1996 compared to 1995. The Partnership increased base rental rates an average of 2% at Harbour Club II Apartments, but the increase was offset by increased vacancy and other rental losses.

In 1995, the Partnership recognized a $554,047 gain related to the sale of Woodbridge Apartments and received a $53,233 refund of property taxes due to a successful appeal of the property tax assessments on Harbour Club II Apartments. Both of these transactions were non-recurring events.

Expenses:

Total Partnership expenses decreased $685,941 or 31% in 1996 compared to 1995. Most of the decrease is the result of the sale of Woodbridge Apartments in May 1995. The Partnership incurred no operating expenses pertaining to Woodbridge Apartments in 1996. For 1995, expenses incurred at Woodbridge Apartments amounted to $79,426 of interest, $63,740 of depreciation, and $205,606 of all other operating expenses.

Rental expenses incurred at Harbour Club II Apartments were practically unchanged for the year. Such expenses increased only $3,857 in 1996 compared to 1995.

As a result of the Partnership's bankruptcy filing, all interest-bearing debt due to affiliates was discharged. Consequently, there was no interest expense on affiliate debt in 1996 compared to $17,846 in 1995. Reorganization expenses decreased 98% to $5,362 as the Partnership's bankruptcy filing was substantially completed by the end of 1995. Finally, because of the disposition of Woodbridge Apartments during 1995, expenses charged to the Partnership by affiliates of the General Partner also decreased. Such expenses decreased 23% to $144,560 in 1996.

The Reorganization Plan, confirmed by the Bankruptcy Court on May 17, 1995, allowed for the discharge of $459,364 of advances from the General Partner and from various affiliates of the General Partner, as well as $88,429 of accrued interest related to such advances. The Reorganization Plan also provided for the discharge of $887,231 of reimbursable costs and asset management fees due to the General Partner. The discharge of debts due to the General Partner and its affiliates resulted in an extraordinary gain of $1,435,024 in 1995.

1995 compared to 1994

Revenue:

Rental revenue decreased $303,325 in 1995 compared to 1994 due to the sale of Woodbridge Apartments in May 1995. However, rental revenue increased $118,455 or 9.9% at Harbour Club II Apartments as the Partnership was able to implement modest increases in base rental rates accompanied by increased occupancy. Total revenue increased $312,283 to $2,212,756 in 1995. The increased revenue was the result of a $554,047 gain related to the sale of Woodbridge Apartments and receipt of a $53,233 refund of property taxes due to a successful appeal of the property tax assessments on Harbour Club II Apartments.

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

General and administrative - affiliates expense decreased $33,184 or 15.0% in 1995 compared to 1994 due to the decreased reimbursable expenses incurred by affiliates of the General Partner for administering the affairs of the Partnership. Such expenses are generally incurred based upon the proportion of properties owned by the Partnership to the total number of properties managed by the General Partner and its affiliates for the Partnership and other affiliated partnerships. The sale of Woodbridge Apartments reduced the costs allocated to the Partnership in 1995.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------


                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:
   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1996 and 1995...................................                       15

   Statements of Operations for each of the three years in the period
   ended December 31, 1996........................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years
   in the period ended December 31, 1996..........................................                       17

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1996........................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       30




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIII, L.P.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIII, L.P. (a California limited partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIII, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations and the Partnership's only property is in need of major capital improvements in order to maintain occupancy and rental rates at a level to continue to support operations and debt service. Additionally, the property is part of a four phase complex. Phase I of the complex defaulted on its mortgage loan in January 1993. Phase I is subject to foreclosure unless a refinancing agreement can be reached with the lender. If Phase I is lost to foreclosure, it would have a significant impact on the operations of Phase II, owned by the Partnership, as the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I. Management's plans in regard to these matters are also described in Note 8. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 10, 1997

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS


                                                                                 December 31,
                                                                           1996                 1995

ASSETS
------
Real estate investment:
   Land.....................................................           $       239,966      $      239,966
   Buildings and improvements...............................                 6,029,898           5,836,474
                                                                        --------------       -------------
                                                                             6,269,864           6,076,440
   Less:  Accumulated depreciation..........................                (2,915,422)         (2,648,343)
                                                                        --------------       -------------
                                                                             3,354,442           3,428,097

Cash and cash equivalents...................................                   193,812             233,222
Cash segregated for security deposits.......................                    43,296              54,921
Accounts receivable and other assets........................                    13,249              18,288
Escrow deposits.............................................                    96,624              91,296
                                                                        --------------       -------------

                                                                       $     3,701,423      $    3,825,824
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net of discount......................           $     3,758,380      $    3,787,802
Accounts payable and accrued expenses.......................                    73,579             120,611
Accrued property taxes......................................                    43,519              43,142
Payable to affiliates - General Partner.....................                   258,782             114,218
Security deposits and deferred rental revenue...............                    42,553              50,820
                                                                        --------------       -------------
                                                                             4,176,813           4,116,593
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,622,696 and 16,108,041 Units  outstanding at
     December 31, 1996 and 1995, respectively (6,681,985
     and 9,419,080  Current Income Units outstanding at
     December 31, 1996 and 1995, respectively, and
     4,940,711  and  6,688,961  Growth/Shelter Units
     outstanding at December 31, 1996 and 1995,
     respectively)..........................................                (5,327,850)         (5,145,030)
   General Partner..........................................                 4,852,460           4,854,261
                                                                        --------------       -------------
                                                                              (475,390)           (290,769)
                                                                        --------------       -------------

                                                                       $     3,701,423      $    3,825,824
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS

                                                           For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996                1995              1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..............................    $    1,324,331     $    1,591,118    $     1,894,443
   Interest....................................             8,169              5,112              6,030
   Interest on reorganization funds............                 -              9,246                  -
   Gain on sale of real estate.................                 -            554,047                  -
   Property tax refund.........................                 -             53,233                  -
                                                    -------------      -------------     --------------
     Total revenue.............................         1,332,500          2,212,756          1,900,473
                                                    -------------      -------------     --------------

Expenses:
   Interest....................................           366,156            450,654            634,412
   Interest - affiliates.......................                 -             17,846            204,167
   Depreciation................................           267,079            306,663            379,907
   Property taxes..............................           101,291            118,771            160,787
   Personnel expenses .........................           193,887            240,099            296,234
   Utilities...................................            97,183            141,102            172,355
   Repairs and maintenance.....................           156,587            207,619            289,921
   Property management fees - affiliates.......            65,869             73,021             92,207
   Other property operating expenses...........            77,842            161,210            217,410
   General and administrative..................            36,825             35,755             35,259
   Reorganization expenses.....................             5,362            257,303                  -
   General and administrative - affiliates.....           144,560            188,539            221,723
   Write-down for permanent
     impairment of real estate.................                 -                  -            661,921
                                                    -------------      -------------     --------------
     Total expenses............................         1,512,641          2,198,582          3,366,303
                                                    -------------      -------------     --------------

Income (loss) before extraordinary
   item........................................          (180,141)            14,174         (1,465,830)
Extraordinary gain on discharge of
   payable to affiliates.......................                 -          1,435,024                  -
                                                    -------------      -------------     --------------
Net income (loss)..............................    $     (180,141)    $    1,449,198    $    (1,465,830)
                                                    =============      =============     ==============

Net income (loss) allocated to limited
   partners - Current Income Units.............    $      (16,213)    $    1,102,877    $      (131,925)
Net income (loss) allocated to limited
   partners - Growth/Shelter Units.............          (162,127)           331,829         (1,319,247)
Net income (loss) allocated to General
   Partner.....................................            (1,801)            14,492            (14,658)
                                                    -------------      -------------     --------------
Net income (loss)..............................    $     (180,141)    $    1,449,198    $    (1,465,830)
                                                    =============      =============     ==============

Net income (loss) per thousand limited
   partnership units:
   Current Income Units:
     Income (loss) before extraordinary
       item....................................    $        (2.43)    $        28.89    $        (14.01)
     Extraordinary item........................                 -              88.20                  -
                                                    -------------      -------------     --------------
     Net income (loss).........................    $        (2.43)    $       117.09    $        (14.01)
                                                    =============      =============     ==============

   Growth/Shelter Units:
     Loss before extraordinary item............    $       (32.81)    $       (38.59)   $       (197.23)
     Extraordinary item........................                 -              88.20                  -
                                                    -------------      -------------     --------------
     Net income (loss).........................    $       (32.81)    $        49.61    $       (197.23)
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1996, 1995 and 1994


                                                                                                      Total
                                                       General                 Limited              Partners'
                                                       Partner                Partners         Equity (Deficit)
                                                  ---------------         ---------------      ----------------
Balance at December 31, 1993..............        $     (225,716)         $   (5,128,564)       $   (5,354,280)

Contribution of advances purchased
   by the General Partner and
   accrued interest.......................             5,080,143                       -             5,080,143

Net loss:
   General Partner........................               (14,658)                      -               (14,658)
   Current Income Units...................                     -                (131,925)             (131,925)
   Growth/Shelter Units...................                     -              (1,319,247)           (1,319,247)
                                                   -------------           -------------         -------------
Total net loss............................               (14,658)             (1,451,172)           (1,465,830)
                                                   -------------           -------------         -------------

Balance at December 31, 1994..............             4,839,769              (6,579,736)           (1,739,967)

Net income:
   General Partner........................                14,492                       -                14,492
   Current Income Units...................                     -               1,102,877             1,102,877
   Growth/Shelter Units...................                     -                 331,829               331,829
                                                   -------------           -------------         -------------
Total net income..........................                14,492               1,434,706             1,449,198
                                                   -------------           -------------         -------------

Balance at December 31, 1995..............             4,854,261              (5,145,030)             (290,769)

Redemption of limited partner units:
   Current Income Units...................                     -                  (2,737)               (2,737)
   Growth/Shelter Units...................                     -                  (1,743)               (1,743)
                                                   -------------           -------------         -------------
Total redemption..........................                     -                  (4,480)               (4,480)
                                                   -------------           -------------         -------------

Net loss:
   General Partner........................                (1,801)                      -                (1,801)
   Current Income Units...................                     -                 (16,213)              (16,213)
   Growth/Shelter Units...................                     -                (162,127)             (162,127)
                                                   -------------           -------------         -------------
Total net loss............................                (1,801)               (178,340)             (180,141)
                                                   -------------           -------------         -------------

Balance at December 31, 1996..............        $    4,852,460          $   (5,327,850)       $     (475,390)
                                                   =============           =============         =============



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995               1994
                                                   ---------------    ---------------   ----------------
Cash flows from operating activities:
   Cash received from tenants..............        $    1,339,047     $    1,582,674    $     1,852,058
   Cash paid to suppliers..................              (621,756)          (653,089)          (901,337)
   Cash paid to affiliates.................               (65,865)           (75,627)          (105,129)
   Reorganization costs paid, net..........                (5,362)          (248,057)                 -
   Interest received.......................                 8,169              5,112              6,030
   Interest paid...........................              (349,610)          (571,305)          (518,122)
   Property taxes paid.....................               (99,871)          (119,392)          (183,833)
   Property taxes refunded.................                     -             53,233                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   operating activities....................               204,752            (26,451)           149,667
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (193,424)          (124,698)          (105,422)
   Proceeds from disposition of
     real estate...........................                     -          3,078,096                  -
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................              (193,424)         2,953,398           (105,422)
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (46,258)           (58,616)           (84,774)
   Redemption of limited partner units.....                (4,480)                 -                  -
   Advances from affiliates - General
     Partner...............................                     -                  -             59,033
   Repayment of advances from
     affiliates - General Partner...............                -             (1,129)                 -
   Repayment of claims settlement..........                     -           (100,374)                 -
   Retirement of mortgage notes
     payable due to disposition of
     real estate investment................                     -         (2,641,421)                 -
                                                    -------------      -------------     --------------
Net cash used in financing activities......               (50,738)        (2,801,540)           (25,741)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................               (39,410)           125,407             18,504

Cash and cash equivalents at
     beginning of year.....................               233,222            107,815             89,311
                                                    -------------      -------------     --------------
Cash and cash equivalents at end
     of year...............................        $      193,812     $      233,222    $       107,815
                                                    =============      =============     ==============

See discussion of noncash investing and financing activities in Note 3 - "Transactions with Affiliates."

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities

                                                             For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996                1995              1994
                                                   ---------------    ---------------   ----------------
Net income (loss)..........................        $     (180,141)    $     1,449,198   $    (1,465,830)
                                                    -------------      --------------    --------------

Adjustments to reconcile net income (loss)
   to net cash  provided by (used in)
   operating activities:
   Depreciation............................               267,079            306,663            379,907
   Amortization of discounts on
     mortgage notes payable................                16,836             23,859             33,301
   Interest added to advances from
     affiliates - General Partner..........                     -             17,846            204,167
   Write-down for permanent
     impairment of real estate.............                     -                  -            661,921
   Gain on sale of real estate.............                     -           (554,047)                 -
   Extraordinary gain on discharge
     of payable to affiliates..............                     -         (1,435,024)                 -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                11,625             21,386            (17,787)
     Accounts receivable and
       other assets........................                 5,039             34,127               (346)
     Escrow deposits.......................                (5,328)           273,123             66,717
     Accounts payable and accrued
       expenses............................               (47,032)          (211,621)            59,327
     Accrued property taxes................                   377            (98,239)            10,712
     Claims settlement payable.............                     -            (12,788)             6,919
     Payable to affiliates - General
       Partner.............................               144,564            185,934            208,801
     Security deposits and deferred
       rental revenue......................                (8,267)           (26,868)             1,858
                                                    -------------      -------------     --------------

         Total adjustments.................               384,893         (1,475,649)         1,615,497
                                                    -------------      -------------     --------------

Net cash provided by (used in)
   operating activities....................        $      204,752     $      (26,451)   $       149,667
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XXIII, L.P. (the "Partnership"), formerly known as Southmark Realty Partners III, Ltd., was organized on March 4, 1985 as a limited partnership under the provisions of the California Revised Limited Partnership Act to acquire and operate residential properties. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The General Partner was elected at a meeting of limited partners on March 30, 1992, at which time an amended and restated partnership agreement (the "Amended Partnership Agreement") was adopted. Prior to March 30, 1992, the general partner of the Partnership was Southmark Investment Group 85, Inc. (the "Original General Partner"), a Nevada corporation and a wholly-owned subsidiary of Southmark Corporation ("Southmark"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence a liquidation of the Partnership's asset in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned one income-producing property as described in Note 5 Real Estate Investment.

Chapter 11 Reorganization
-------------------------

On June 30, 1994, the Partnership filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Partnership filed its First Amended Plan of Reorganization (the "Reorganization Plan") with the United States Bankruptcy Court - Northern District of Texas, Dallas Division (the "Bankruptcy Court") on February 13, 1995. The Partnership conducted its affairs as a debtor-in-possession until the Reorganization Plan was confirmed by the Bankruptcy Court on May 17, 1995. Pursuant to the Reorganization Plan, the Partnership sold its interest in Woodbridge Apartments to an unaffiliated buyer on May 25, 1995. The Partnership used the proceeds from the sale of Woodbridge Apartments to satisfy all pre-petition liabilities of the Partnership that were not otherwise discharged by the Bankruptcy Court. See Note 2 - "Chapter 11 Reorganization."

Basis of Presentation
---------------------

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

Real Estate Investments
-----------------------

The Partnership's real estate investment is generally stated at the lower of depreciated cost or fair value. The Partnership reviews its real estate investment for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When the carrying value of the property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 25 years.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit in financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

Income Taxes
------------

No provision for Federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

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

For financial statement purposes, net income arising from sales or refinancings shall be allocated 1% to the General Partner and 99% to the limited partners equally as a group.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704 (b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these criteria.

Distributions
-------------

At the discretion of the General Partner, distributable cash (other than cash from sales or refinancings) shall be distributed 100% to the limited partners, with such distributions first paying the Current Income Priority Return and then the Growth/Shelter Priority Return. Also at the discretion of the General Partner, the limited partners will receive 100% of distributable cash from sales or refinancing with such distributions first paying the Current Income Priority Return, then the Growth/Shelter Priority Return, then repayment of Original Invested Capital, and of the remainder, 5.88% to limited partners owning Current Income Units and 94.12% to limited partners owning Growth/Shelter Units. The limited partners' Current Income and Growth/Shelter Priority Returns represent a 10% and 8%, respectively, cumulative return on their Adjusted Invested Capital balance, as defined. No distributions of Current Income Priority Return have been made since 1988, and no distributions of Growth/Shelter Priority Return have been made since the Partnership began.

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated pursuant to the above.

Net Income (Loss) Per Thousand Limited Partnership Units
--------------------------------------------------------

Net income (loss) per thousand limited partner Current Income and Growth/Shelter units ("Units") is computed by dividing net income (losses) allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 6,682, 9,419 and 9,419 weighted average Current Income Units (in thousands) outstanding in 1996, 1995 and 1994, respectively, and 4,941, 6,689 and 6,689 weighted average Growth/Shelter Units outstanding in 1996, 1995 and 1994, respectively.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts to conform with current year presentation.

NOTE 2 - CHAPTER 11 REORGANIZATION
----------------------------------

On June 30, 1994, the Partnership, excluding Beckley, filed a voluntary petition for Chapter 11 reorganization. The Partnership continued to conduct its affairs as a debtor-in-possession, subject to the jurisdiction and supervision of the Bankruptcy Court. Concurrent with the Chapter 11 filing, the General Partner contributed to the Partnership $4,375,661 of advances and $704,482 of accrued interest on advances that were payable by the Partnership to the General Partner. See Note 3 - "Transactions with Affiliates."

Woodbridge Apartments, one of the Partnership's former properties, was encumbered by two mortgage notes payable. The first lien mortgage note payable was co-insured by the Federal Housing Administration and was, therefore, regulated by the United States Department of Housing and Urban Development
("HUD"). The second lien mortgage note payable was payable in monthly installments of interest only. Such payments were limited to "surplus cash," as defined by HUD and as calculated at June 30 and December 31 of each year. No "surplus cash" was available to make the interest payments on the second lien, and therefore, the Partnership ceased making such payments in April 1994. The Partnership was unsuccessful in attempting to negotiate a restructuring of the mortgage, and the second lienholder was expected to initiate foreclosure proceedings. The Chapter 11 proceeding was filed to prevent the foreclosure proceedings.

The Partnership's Reorganization Plan, which contemplated a sale of Woodbridge Apartments, was submitted to the Bankruptcy Court on February 13, 1995. The Partnership's Disclosure Statement of Debtor-in-Possession (the "Disclosure Statement") was approved by the Bankruptcy Court on February 14, 1995.

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995, to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with an Illinois rescission suit. The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court granted an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors that would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995.

The Partnership sold Woodbridge Apartments on May 25, 1995, and, in accordance with the Reorganization Plan, the first and second mortgage notes payable and the related outstanding accrued interest were paid. The Partnership also utilized $156,566 of the proceeds from the sale to pay the settlement and legal fees to the judgment lien creditors, as discussed above.

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

On November 18, 1995, the Partnership submitted to the Bankruptcy Court a request for an Application to Close Case, which was entered on December 11, 1995, and approved on February 15, 1996.

Expenses incurred by the Partnership in connection with its Chapter 11 filing have been expensed as "reorganization expenses" on the accompanying Statements of Operations. Interest earned on funds restricted by the Bankruptcy Court are presented as "interest on reorganization funds" on the Statements of Operations.

Summarized below are statements of operations for that portion of the Partnership included in the Chapter 11 filing for the period from the June 30, 1994 filing date through December 31, 1994 and for the period from January 1, 1995 through December 11, 1995, the date that the Partnership requested the Bankruptcy Court close the bankruptcy filing. The revenues and expenses pertaining to Beckley, which was excluded from the bankruptcy filing, are excluded.

                                                                       For the period        For the period
                                                                       January 1, 1995        June 30, 1994
                                                                           through               through
       RESULTS OF OPERATIONS                                          December 11, 1995      December 31, 1994
       ---------------------                                          -----------------      -----------------
       Rental revenue.....................................              $     279,120         $    376,280
       Interest...........................................                          -                1,342
       Interest on reorganization funds...................                      9,246                    -
       Gain on sale of real estate........................                    554,047                    -
                                                                         ------------          -----------
         Total revenue....................................                    842,413              377,622
                                                                         ------------          -----------

       Interest...........................................                     81,695              143,776
       Interest - affiliates..............................                     17,846               23,779
       Depreciation.......................................                     63,740               77,717
       Property taxes.....................................                     10,121               18,168
       Personnel expenses.................................                     52,858               60,719
       Utilities..........................................                     34,449               31,224
       Repairs and maintenance............................                     48,732               40,927
       Property management fees - affiliates..............                      8,735               17,980
       Other property operating expenses..................                     50,711               47,189
       General and administrative.........................                     35,755               20,130
       Reorganization expenses............................                    257,303                    -
       General and administrative - affiliates............                    188,539              117,926
                                                                         ------------          -----------
         Total expenses...................................                    850,484              599,535
                                                                         ------------          -----------

       Loss before extraordinary item.....................                     (8,071)            (221,913)
       Extraordinary gain on discharge of
         payable to affiliates............................                  1,435,024                    -
                                                                         ------------          -----------

       Net income (loss)..................................              $   1,426,953         $   (221,913)
                                                                         ============          ===========

NOTE 3 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

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

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. Reimbursable costs that were incurred prior to the Partnership's bankruptcy filing, in the amount of $520,902, were discharged under terms of the Partnership's Reorganization Plan during 1995.

Under the terms of the Amended Partnership Agreement, the Partnership incurs an asset management fee payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for each property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Asset management fees that were incurred but unpaid prior to the Partnership's bankruptcy filing, in the amount of $366,329, were discharged under terms of the Partnership's Reorganization Plan during 1995.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1996                1995             1994
                                                   --------------      -------------    ---------------
Property management fees - affiliates........      $       65,869      $      73,021    $        92,207
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner............                   -             17,846            204,167
Charged to general and
   administrative - affiliates:
   Partnership administration................              70,979            104,908            147,404
   Asset management fees.....................              73,581             83,631             74,319
                                                    -------------       ------------     --------------

                                                   $      210,429      $     279,406    $       518,097
                                                    =============       ============     ==============

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

The General Partner established a revolving credit facility not to exceed $5,000,000 in the aggregate which was available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions were met. Borrowings under the facility could be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage notes payable. This commitment expires on March 30, 1997. The balance of the Partnership's outstanding loans under terms of the revolving credit facility, in the amount of $75,670 together with $6,696 of accrued interest thereon, were discharged during 1995 under terms of the Partnership's Reorganization Plan.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility to fund working capital requirements of the Partnership. The advances were unsecured, due on demand and accrued interest at the prime lending rate of Bank of America plus 1%. The
General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds. The Partnership's other advances from the General Partner, in the amount of $280,694 together with $49,090 of accrued interest thereon, were discharged during 1995 under terms of the Partnership's Reorganization Plan.

During 1992, the Partnership received an unsecured loan of $113,000 for working capital requirements from McNeil Real Estate Fund XXV, L.P. ("Fund XXV"). Fund XXV owns Phase I of the Harbour Club Apartments (the Partnership owns Phase II of Harbour Club Apartments), and is affiliated with the General Partner. The $113,000 unsecured loan due to Fund XXV, together with $32,643 of accrued interest thereon, were discharged during 1995 under terms of the Partnership's Reorganization Plan.

Payable to affiliates - General Partner at December 31, 1996 and 1995 consists of property management fees, reimbursable costs and asset management fees that are due and payable from current operations.

NOTE 4 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial purposes by $2,271,179, $2,256,527 and $2,787,669 at December 31, 1996, 1995 and 1994, respectively.

NOTE 5 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1996 and 1995, are set forth in the following table:

         Harbour Club II                          December 31,
           Belleville, MI                    1996                1995
         -----------------               -------------     ---------

         Land                           $   239,966      $     239,966
         Building and improvements        6,029,898          5,836,474
                                         ----------       ------------
                                          6,269,864          6,076,440
         Accumulated depreciation        (2,915,422)        (2,648,343)
                                         ----------       ------------

         Net book value                 $ 3,354,442      $   3,428,097
                                         ==========       ============

The Partnership's real estate investment is encumbered by a mortgage note as discussed in Note 6 - "Mortgage Note Payable."

NOTE 6 - MORTGAGE NOTE PAYABLE
------------------------------

The following table sets forth the mortgage note payable of the Partnership at December 31, 1996 and 1995. The mortgage note payable is secured by the Partnership's real estate investment.

                         Mortgage         Annual          Monthly
                         Lien             Interest        Payments/                    December 31,
Property                 Position(a)      Rates %         Maturity                 1996           1995
--------                 -----------      -------      --------------------   ------------  ----------------
Harbour Club II          First                7.50     $   31,170     05/24   $ 4,345,052   $     4,391,310
                         Discount (b)                                            (586,672)         (603,508)
                                                                               ----------    --------------

                                                                              $ 3,758,380   $     3,787,802
                                                                               ==========    ==============

(a)     The debt is non-recourse to the Partnership.

(b) The discount for Harbour Club II mortgage note is based on an effective interest rate of 9.13%.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the $586,672 discount, are as follows:

       1997 ..............................        $      49,851
       1998 ..............................               53,721
       1999 ..............................               57,891
       2000 ..............................               62,385
       2001...............................               67,229
       Thereafter ........................            4,053,975
                                                   ------------
                    Total                         $   4,345,052
                                                   ============

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $3,958,000 and $4,112,000 at December 31, 1996 and 1995, respectively.

NOTE 7 - SALE OF REAL ESTATE
----------------------------

On May 25, 1995, the Partnership sold Woodbridge Apartments to an unrelated third party for a cash purchase price of $3,200,000. Cash proceeds from the sale, as well as the gain on sale of Woodbridge Apartments, are shown below:

                                                     Gain on Sale  Cash Proceeds
                                                     ------------  -------------

       Sales Price...............................    $ 3,200,000   $  3,200,000

       Selling costs.............................       (121,904)      (121,904)
       Write-off mortgage discounts..............       (214,659)             -
       Basis of real estate sold.................     (2,309,390)             -
                                                      ----------

       Gain on disposition of real estate........    $   554,047
                                                      ==========
       Proceeds from disposition of real estate..                     3,078,096
       Retirement of mortgage notes..............                    (2,641,421)
                                                                    -----------

       Net cash proceeds.........................                  $    436,675
                                                                    ===========

NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
-------------------------------------------------------------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership had suffered recurring losses from operations and has relied on advances from affiliates to meet its debt obligations and to fund capital improvements.

Operations at Harbour Club II Apartments, the Partnership's sole remaining property, are expected to be sufficient to provide cash for operating expenses and debt service for 1997. However, the property is in need of major capital improvements in order to maintain occupancy and rental rates at a level sufficient to fund operating expenses and debt service in future years. The Partnership's cash reserves are inadequate to fund the needed capital improvements, and it is unlikely that cash flow from operating activities will be sufficient to provide for the needed capital improvements. No outside sources of financing have been identified. Although affiliates of the Partnership have previously provided working capital for the Partnership, there can be no assurance that the Partnership will receive additional funds from the General Partner or other affiliates. Management is currently attempting to negotiate a restructuring or refinancing of the mortgage note payable to fund the needed capital improvements; however, such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to pay operating expenses and debt service, the property may ultimately be foreclosed on by the lender.

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. The General Partner also serves as general partner of the partnerships that own Phases I and III. Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12"), whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan, and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of year end, no steps have been taken towards the foreclosure of Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

NOTE 10 - PRO FORMA DISCLOSURE (UNAUDITED)
------------------------------------------

The following unaudited pro forma information for the years ended December 31, 1995 and 1994, reflects the results of operations of the Partnership as if the sale of Woodbridge Apartments had occurred as of January 1, 1994. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred or those which might be expected to occur in the future.

                                                For the Years Ended December 31,
                                                --------------------------------
                                                       1995              1994
                                                ---------------  ---------------

       Total revenue........................      $   1,379,589  $    1,220,924
       Net loss.............................           (210,648)       (609,919)
       Net loss per thousand
         limited partner units:
         Current Income units...............              (2.01)          (3.41)
         Growth/Shelter units...............             (28.34)         (34.08)

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                                                                    Cumulative          Costs
                                                    Initial Cost (a)                Write-down       Capitalized
                          Related                             Buildings and        and Permanent     Subsequent
Description               Encumbrances         Land           Improvements        Impairment (b)   To Acquisition
-----------               ---------------    --------------   ---------------     --------------   --------------
APARTMENTS:

Harbour Club II (c)
   Belleville, MI          $    3,758,380    $      311,119    $    7,488,130     $ (2,104,290)    $     574,905
                            =============     =============     =============      ===========      ============


(a) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.

(b) The carrying value of Harbour Club II Apartments was reduced by $1,783,702 in 1992 and $320,588 in 1989.

(c) For Federal income tax purposes, the properties are depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $8,979,483 and accumulated depreciation was $5,427,983 at December 31, 1996.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996

                                            Gross Amount at
                                     Which Carried at Close of Period                 Accumulated
                                                 Buildings and                        Depreciation
Description                      Land            Improvements           Total         and Amortization
-----------                      ----            -------------          ------        ----------------
APARTMENTS:

Harbour Club II
   Belleville, MI             $      239,966     $    6,029,898   $      6,269,864    $   (2,915,422)
                               =============      =============    ===============     =============




                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
              REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                                December 31, 1996



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
APARTMENTS:

Harbour Club II (c)
   Belleville, MI               1971                        6/86                    5-25


                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                              Notes to Schedule III

              Real Estate Investments and Accumulated Depreciation


A summary of activity for the Partnership's real estate investments and accumulated depreciation is as follows:

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996                1995               1994
                                                   --------------     ---------------   ----------------
Real estate investments:

Balance at beginning of year...............        $    6,076,440     $    5,951,742    $    10,226,009

Improvements...............................               193,424            124,698            105,422

Reclassification to asset held for sale....                     -                  -         (3,717,768)

Write-down for permanent
       impairment of real estate...........                     -                  -           (661,921)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    6,269,864     $    6,076,440    $     5,951,742
                                                    =============      =============     ==============

Accumulated depreciation:

Balance at beginning of year...............        $    2,648,343     $    2,405,420    $     3,370,151

Depreciation...............................               267,079            242,923            379,907

Reclassification to asset held for sale....                     -                  -         (1,344,638)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    2,915,422     $    2,648,343    $     2,405,420
                                                    =============      =============     ==============

Asset held for sale:

Balance at beginning of year...............        $            -     $    2,373,130    $             -

Depreciation...............................                     -            (63,740)                 -

Reclassification from real estate
   investment, net.........................                     -                  -          2,373,130

Sale of real estate........................                     -         (2,309,390)                 -
                                                    -------------      -------------     --------------

Balance at end of year.....................        $            -     $            -    $     2,373,130
                                                    =============      =============     ==============

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------       -----------------------------------------------------------
              AND FINANCIAL DISCLOSURE
              ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management, Inc. ("McREMI"), which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's  and  real  estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners L.P. began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.  McNeil    is    Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and                           Executive  Officer of McNeil Real Estate
Chief Executive Officer                 Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1996, the Partnership accrued $73,581 of such asset management fees. Total accrued but unpaid asset management fees of $125,897 were outstanding at December 31, 1996.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its residential properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership incurred $136,848 of such property management fees and reimbursements.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K
--------     ----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8.

(A)      Exhibits

         Exhibit
         Number                   Description
         -------                  -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         10.1 Portfolio Services Agreement dated February 14, 1991, between Southmark Realty Partners III, Ltd. and McNeil Real Estate Management, Inc. (1)

         10.2 Modification of Note and Mortgage dated May 1, 1984, between Knoblinks Associates II and Samuel R. Pierce, Jr., as Secretary of Housing and Urban Development relating to Harbour Club II. (1)

         10.3 Property Management Agreement dated March 30, 1992, between McNeil Real Estate Fund XXIII, L.P. and McNeil Real Estate Management, Inc. (2)

         10.4 Amendment of Property Management Agreement dated March 5, 1993. (2)

         10.5 Revolving Credit Agreement dated August 6, 1991, between McNeil Partners, L.P. and various selected partnerships, including the Registrant. (3)

         10.6                      Property  Management  Agreement  dated  March
                                   30,  1992  between  Beckley   Associates  and
                                   McNeil Real Estate Management, Inc. (3)

         10.7 Disclosure Statement of Debtor-in-Possession pursuant to Section 1125 of the Bankruptcy Code. (4)

         10.8 Debtor's First Amended Plan of Reorganization (as Modified), dated February 13, 1995. (5)

         10.9                      Order    Confirming    Plan,  dated   May 17,
                                   1995. (5)

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

              (5) Incorporated by reference to the Annual Report of the registrant on Form 10-K for the period ended December 31, 1995, as filed on April 1, 1996.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1996.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               McNEIL REAL ESTATE FUND XXIII, L.P.


                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



March 28, 1997                      By: /s/  Robert A. McNeil
--------------                          ---------------------
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




March 28, 1997                      By: /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




March 28, 1997                      By: /s/  Carol A. Fahs
--------------                          ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)