Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1997-05-15
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended        March 31, 1997
                          ------------------------------------------------------


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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1997                1996
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 6,035,205           6,029,898
                                                                        --------------      --------------
                                                                             6,275,171           6,269,864
   Less:  Accumulated depreciation..........................                (2,983,974)         (2,915,422)
                                                                        --------------      --------------
                                                                             3,291,197           3,354,442

Cash and cash equivalents...................................                   219,364             193,812
Cash segregated for security deposits.......................                    43,515              43,296
Accounts receivable and other assets........................                    10,862              13,249
Escrow deposits.............................................                    79,414              96,624
                                                                        --------------       -------------

                                                                       $     3,644,352      $    3,701,423
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net of discount......................           $     3,750,670     $     3,758,380
Accounts payable and accrued expenses.......................                    43,367              73,579
Accrued property taxes......................................                    30,573              43,519
Payable to affiliates - General Partner.....................                   288,211             258,782
Security deposits and deferred rental revenue...............                    44,606              42,553
                                                                        --------------      --------------
                                                                             4,157,427           4,176,813
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,512,696 and 11,622,696 Units  outstanding at
     March 31, 1997 and December  31, 1996,  respectively
     (6,651,985 and 6,681,985 Current Income Units
     outstanding at March 31, 1997 and
     December 31, 1996, respectively, and 4,860,711
     and 4,940,711 Growth/Shelter Units outstanding at
     March 31, 1997 and December 31, 1996, respectively)....                (5,365,158)         (5,327,850)
   General Partner..........................................                 4,852,083           4,852,460
                                                                        --------------      --------------
                                                                              (513,075)           (475,390)
                                                                        --------------      --------------

                                                                       $     3,644,352     $     3,701,423
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

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------     ---------------
Revenue:
   Rental revenue ..........................................           $       342,299     $       318,868
   Interest.................................................                     2,191               2,142
                                                                        --------------      --------------
     Total revenue..........................................                   344,490             321,010
                                                                        --------------      --------------

Expenses:
   Interest.................................................                    87,528              91,878
   Depreciation.............................................                    68,552              63,897
   Property taxes...........................................                    30,573              28,752
   Personnel expenses.......................................                    51,922              55,441
   Utilities................................................                    31,552              36,859
   Repairs and maintenance..................................                    34,656              31,571
   Property management fees - affiliates....................                    17,387              15,961
   Other property operating expenses........................                    13,090              17,724
   General and administrative...............................                    13,232              10,887
   Reorganization expenses..................................                         -               4,363
   General and administrative - affiliates..................                    33,683              35,833
                                                                        --------------      --------------
     Total expenses.........................................                   382,175             393,166
                                                                        --------------      --------------

Net loss....................................................           $       (37,685)    $       (72,156)
                                                                        ==============      ==============

Net loss allocated to limited
   partners - Current Income Units..........................           $        (3,392)    $        (6,494)
Net loss allocated to limited
   partners - Growth/Shelter Units..........................                   (33,916)            (64,940)
Net loss allocated to General Partner.......................                      (377)               (722)
                                                                        ---------------     --------------

Net loss....................................................           $       (37,685)    $       (72,156)
                                                                        ==============      ==============

Net loss per thousand limited partnership units:
   Current Income Units.....................................           $          (.51)    $          (.97)
                                                                        ==============      ==============

   Growth/Shelter Units.....................................           $         (6.98)    $        (13.14)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 --------------          ---------------       ----------------
Balance at December 31, 1995..............       $    4,854,261          $   (5,145,030)       $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    -                  (2,722)               (2,722)
   Growth/Shelter Units...................                    -                  (1,728)               (1,728)
                                                  -------------           -------------         -------------
     Total redemption.....................                    -                  (4,450)               (4,450)
                                                  -------------           -------------         -------------

Net loss:
   General Partner........................                 (722)                      -                  (722)
   Current Income Units...................                    -                  (6,494)               (6,494)
   Growth/Shelter Units...................                    -                  64,940               (64,940)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (722)                (71,434)              (72,156)
                                                  -------------           -------------         -------------

Balance at March 31, 1996.................       $    4,853,539          $   (5,220,914)       $     (367,375)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $    4,852,460          $   (5,327,850)       $     (475,390)

Net loss:
   General Partner........................                 (377)                      -                  (377)
   Current Income Units...................                    -                  (3,392)               (3,392)
   Growth/Shelter Units...................                    -                 (33,916)              (33,916)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (377)                (37,308)              (37,685)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $    4,852,083          $   (5,365,158)       $     (513,075)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                                1997                 1996
                                                                       ----------------    ----------------
Cash flows from operating activities:
   Cash received from tenants...............................           $       348,902     $       324,018
   Cash paid to suppliers...................................                  (178,649)           (179,756)
   Cash paid to affiliates..................................                   (21,641)            (16,282)
   Interest received........................................                     2,191               2,142
   Interest paid............................................                   (83,197)            (87,740)
   Property taxes paid and escrowed.........................                   (24,631)            (28,404)
                                                                        --------------      --------------
Net cash provided by operating activities...................                    42,975              13,978
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                    (5,307)            (15,641)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable................................................                   (12,116)            (11,244)
   Redemption of limited partner units......................                         -              (4,450)
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (12,116)            (15,694)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash
   equivalents..............................................                    25,552             (17,357)

Cash and cash equivalents at beginning of
   period...................................................                   193,812             233,222
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       219,364     $       215,865
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------
Net loss....................................................           $       (37,685)    $       (72,156)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                    68,552              63,897
   Amortization of discount on mortgage
     note payable...........................................                     4,406               4,209
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                      (219)              6,366
     Accounts receivable and other assets...................                     2,387               1,751
     Escrow deposits........................................                    17,210              18,328
     Accounts payable and accrued expenses..................                   (30,212)            (25,954)
     Accrued property taxes.................................                   (12,946)            (14,390)
     Payable to affiliates - General Partner................                    29,429              35,512
     Security deposits and deferred rental
       revenue..............................................                     2,053              (3,585)
                                                                        --------------      --------------
       Total adjustments....................................                    80,660              86,134
                                                                        --------------      --------------

Net cash provided by operating activities...................           $        42,975     $        13,978
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

                                 March 31, 1997


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate XXIII, L.P., c/o The Herman Group, 2121 San Jacinto St., 26th Floor, Dallas, Texas 75201.

NOTE 3.
-------

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

NOTE 4.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Asset management fees accrued prior to the confirmation of the Reorganization Plan were discharged pursuant to the Reorganization Plan. Total accrued but unpaid asset management fees incurred subsequent to confirmation of the Reorganization Plan in the amount of $145,153 were outstanding at March 31, 1997.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                     ---------      ---------
                                                        1997          1996
                                                     ---------      ---------

Property management fees....................         $  17,387      $  15,961
Charged to general and administrative -
   affiliates:
   Partnership administration...............            14,427         20,215
   Asset management fee.....................            19,256         15,618
                                                      --------       --------

                                                     $  51,070      $  51,794
                                                      ========       ========

Payable to affiliates - General Partner at March 31, 1997, and December 31, 1996, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

NOTE 5.
-------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations. Operations at Harbour Club II Apartments, the Partnership's sole remaining property, are expected to be sufficient to provide cash for operating expenses and debt service for 1997. However, the property is in need of major capital improvements in order to maintain occupancy and rental rates at a level sufficient to fund operating expenses and debt service in future years. The Partnership's cash reserves are inadequate to fund the needed capital improvements, and it is unlikely that cash flow from operating activities will be sufficient to provide for the needed capital improvements. No outside sources of financing have been identified. Although affiliates of the Partnership have previously provided working capital for the Partnership, there can be no assurance that the Partnership will receive additional funds from the

General Partner or other affiliates. Management is currently attempting to negotiate a restructuring or refinancing of the mortgage note payable to fund the needed capital improvements; however, such financing is not assured. If the property is unable to obtain additional funds and cannot maintain operations at a level to pay operating expenses and debt service, the property may ultimately be foreclosed on by the lender.

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. The General Partner also serves as general partner of the partnerships that own Phases I and III. Phase IV is owned by University Real Estate Fund 12, Ltd. ("UREF 12"), whose general partner is an affiliate of Southmark. McREMI had been managing all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage loan, and, unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse are located in Phase I. As of March 31, 1997, no steps have been taken towards the foreclosure of Phase I.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $42,975 for the first three months of 1997 as compared to $13,978 for the first three months of 1996.

Cash used for additions to real estate improvements totaled $5,307 for the three months ended March 31, 1997 as compared to $15,641 for the same period of 1996.

Scheduled principal payments on mortgage note payable totaled $12,116 for the three months ended March 31, 1997 as compared to $11,244 for the same period of 1996. In accordance with terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the limited partners for a total of $4,450 during the first quarter of 1996.

Short-term liquidity:

At March 31, 1997, the Partnership held $219,364 of cash and cash equivalents. The General Partner anticipates rental operations at Harbour Club II Apartments in 1997 will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

Although the sale of Woodbridge Apartments in May 1995 provided some additional cash reserves for the Partnership, the Partnership still faces liquidity problems because of urgently needed capital improvements at Harbour Club II Apartments for which no financing has been secured. Operating activities at Harbour Club II Apartments for 1997 are expected to provide sufficient positive cash flow for normal operating expenses and debt service payments. However, the needed capital improvements will require the use of other sources of cash. No such sources have been identified. The Partnership has no established lines of credit from outside sources. Effective January 23, 1997, the mortgage note payable was sold by HUD to an unaffiliated lender. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note with the new lender.

The General Partner has in the past, at its discretion, advanced funds to the Partnership that were used to fund working capital requirements. Such advances were discharged as a result of the Chapter 11 proceedings. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

Long-term liquidity:

The Partnership has been in a distressed cash situation for several years. Although Harbour Club II Apartments is able to operate in such a manner as to provide for operating expenses and debt service payments, the property has not proven the capability to produce the cash flow necessary for capital improvements nor to support Partnership operations. The inability to make necessary capital improvements has led to deteriorating conditions at the property. In the opinion of management, if capital improvements are not made to make the property more marketable, the estimated fair value of the property may be further impaired.

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which the General Partner is the general partner; while Phase IV is owned by University Real Estate Fund 12, Ltd., ("UREF 12") whose general partner is an affiliate of Southmark. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and UREF 12 was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage note. Unless a refinancing agreement can be reached with the lender, the property is subject to foreclosure. If Phase I is lost to foreclosure, it would be extremely difficult to operate Phases II and III because the pool and clubhouse used by all three phases are located on Phase I. As of March 31, 1997, no steps have been taken to foreclose on Phase I.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence liquidation of the Partnership's property in accordance with the terms of the Amended Partnership Agreement. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unitholders by December 2001.

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

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club II Apartments decreased to 90% at March 31, 1997. The occupancy rate at December 31, 1996, was 92%. Harbour Club II Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first three months of 1997; however, as discussed above, the property is in need of major capital improvements in order to compete in its local market. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note payable to fund the necessary improvements; however, such restructuring or refinancing is not assured.

Until the Partnership is able to generate cash from operations or sales, the Partnership will be dependent on its present cash reserves, operation of its property, or financial support from affiliates. Distributions will remain suspended until cash reserves are judged adequate.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $344,490 for the three months ended March 31, 1997 as compared to $321,010 for the same period of 1996.

Rental revenue at Harbour Club II Apartments increased $23,431 or 7% for the three month period ended March 31, 1997 as compared to the same period of 1996. Increases in base rental rates at Harbour Club II Apartments were the principal factor leading to the increase in rental revenue.

Expenses:

Total Partnership expenses decreased $10,991 or 3% for the three month period ended March 31, 1997 as compared to the same period of 1996.

Other property operating expenses decreased $4,634 or 26% at Harbour Club II Apartments for the three month period ended March 31, 1997 compared to the same period of 1996. The decrease was attributable to the accrual of HUD audit fees in 1996. No such fees were accrued in 1997 due to the sale of the mortgage note by HUD to an unaffiliated lender in January 1997.

Reorganization expenses incurred by the Partnership in connection with its Chapter 11 filing were $4,363 in 1996. No such costs were incurred in 1997.

General and administrative expenses increased by $2,345 or 22% for the three months ended March 31, 1997 as compared to the same period of 1996. The increase was due to fees paid to a non-affiliate relating to investor services. Prior to 1997, such costs were reimbursed to McREMI and were included in general and administrative - affiliates.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------    --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         4. Amended and Restated Limited Partnership Agreement dated March 30, 1992. (Incorporated by reference to the Current Report of the Registrant on Form 8-K dated March 30, 1992, as filed on April 10, 1992).

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partner units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 6,652 and 6,682 Current Income Units (in thousands) outstanding in 1997 and 1996, respectively, and 4,861 and 4,941 Growth/Shelter Units (in thousands) outstanding in 1997 and 1996, respectively.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1997.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND XXIII, L.P.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner





May 15, 1997                     By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 15, 1997                     By:  /s/  Carol A. Fahs
--------------                        ------------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)