Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1997-08-13
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended        June 30, 1997
                            ----------------------------------------------------


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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)



Registrant's telephone number, including area code        (972) 448-5800
                                                    ----------------------------




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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1997                 1996
                                                                       ---------------     ---------------
ASSETS
------

Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 6,075,732           6,029,898
                                                                        --------------      --------------
                                                                             6,315,698           6,269,864
   Less:  Accumulated depreciation..........................                (3,054,860)         (2,915,422)
                                                                        --------------      --------------
                                                                             3,260,838           3,354,442

Cash and cash equivalents...................................                   331,509             193,812
Cash segregated for security deposits.......................                    43,729              43,296
Accounts receivable and other assets........................                    17,267              13,249
Escrow deposits.............................................                    51,228              96,624
                                                                        --------------       -------------

                                                                       $     3,704,571      $    3,701,423
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net of discount......................           $     3,742,732      $    3,758,380
Accounts payable and accrued expenses.......................                    71,197              73,579
Accrued property taxes......................................                    61,146              43,519
Payable to affiliates - General Partner.....................                   327,923             258,782
Security deposits and deferred rental revenue...............                    47,829              42,553
                                                                        --------------      --------------
                                                                             4,250,827           4,176,813
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,512,696 and 11,622,696 Units  outstanding  at
     June 30, 1997 and December  31,  1996,  respectively
     (6,651,985 and 6,681,985  Current Income Units out-
     standing at June 30, 1997 and December 31, 1996,
     respectively, and 4,860,711 and 4,940,711 Growth/
     Shelter Units outstanding at June 30, 1997 and
     December 31, 1996, respectively).......................                (5,398,007)         (5,327,850)
   General Partner..........................................                 4,851,751           4,852,460
                                                                        --------------      --------------
                                                                              (546,256)           (475,390)
                                                                        --------------      --------------

                                                                       $     3,704,571     $     3,701,423
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

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended                   Six Months Ended
                                                  June 30,                             June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      343,315     $      325,699    $      685,614     $      644,567
   Interest......................              2,807              2,078             4,998              4,220
                                       -------------      -------------     -------------      -------------
     Total revenue...............            346,122            327,777           690,612            648,787
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             85,496             91,665           173,024            183,543
   Depreciation..................             70,886             66,639           139,438            130,536
   Property taxes................             30,573             31,000            61,146             59,752
   Personnel expenses............             42,261             45,339            94,183            100,780
   Utilities.....................             26,516             25,990            58,068             62,849
   Repair and maintenance........             47,568             58,639            82,224             90,210
   Property management
     fees - affiliates...........             17,030             16,311            34,417             32,272
   Other property operating
     expenses....................             13,969             17,612            27,059             35,336
   General and administrative....              9,636             10,559            22,868             21,446
   General and administrative -
     affiliates..................             35,368             35,023            69,051             70,856
   Reorganization expenses.......                  -                999                 -              5,362
                                       -------------      -------------     -------------      -------------
     Total expenses..............            379,303            399,776           761,478            792,942
                                       -------------      -------------     -------------      -------------

Net loss.........................     $      (33,181)    $      (71,999)   $      (70,866)    $     (144,155)
                                       =============      =============     =============      =============

Net loss allocated to
   limited partners - Current
   Income Units..................     $       (2,986)    $       (6,480)   $       (6,378)    $      (12,974)
Net loss allocated to
   limited partners - Growth/
   Shelter Units.................            (29,863)           (64,799)          (63,779)          (129,739)
Net loss allocated to
   General Partner...............               (332)              (720)             (709)            (1,442)
                                       -------------      -------------     -------------      -------------

Net loss.........................     $      (33,181)    $      (71,999)   $      (70,866)    $     (144,155)
                                       =============      =============     =============      =============

Net loss per thousand limited
   partnership units:
   Current Income Units..........     $        (.45)     $         (.97)   $         (.96)    $        (1.94)
                                       ============       =============     =============      =============

   Growth/Shelter Units..........     $       (6.14)     $       (13.12)   $       (13.12)    $       (26.26)
                                       ============       =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996

                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 --------------          ---------------       ----------------
Balance at December 31, 1995..............       $    4,854,261          $   (5,145,030)       $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    -                  (2,737)               (2,737)
   Growth/Shelter Units...................                    -                  (1,743)               (1,743)
                                                  -------------           -------------         -------------
     Total redemption.....................                    -                  (4,480)               (4,480)
                                                  -------------           -------------         -------------

Net loss:
   General Partner........................               (1,442)                      -                (1,442)
   Current Income Units...................                    -                 (12,974)              (12,974)
   Growth/Shelter Units...................                    -                (129,739)             (129,739)
                                                  -------------           -------------         -------------
     Total net loss.......................               (1,442)               (142,713)             (144,155)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................       $    4,852,819          $   (5,292,223)       $     (439,404)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $    4,852,460          $   (5,327,850)       $     (475,390)

Net loss:
   General Partner........................                 (709)                      -                  (709)
   Current Income Units...................                    -                  (6,378)               (6,378)
   Growth/Shelter Units...................                    -                 (63,779)              (63,779)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (709)                (70,157)              (70,866)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................       $    4,851,751          $   (5,398,007)       $     (546,256)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------     ---------------

Cash flows from operating activities:
   Cash received from tenants...............................           $       695,166      $      658,764
   Cash paid to suppliers...................................                  (247,343)           (372,490)
   Cash paid to affiliates..................................                   (34,327)            (32,309)
   Interest received........................................                     4,998               4,220
   Interest paid............................................                  (164,363)           (175,267)
   Property taxes paid and escrowed.........................                   (46,139)            (53,383)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   207,992              29,535
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                   (45,834)           (102,003)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable................................................                   (24,461)            (22,696)
   Redemption of limited partner units......................                         -              (4,480)
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (24,461)            (27,176)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash
   equivalents..............................................                   137,697             (99,644)

Cash and cash equivalents at beginning of
   period...................................................                   193,812             233,222
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       331,509     $       133,578
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                             1997                1996
                                                                       ----------------    ----------------
Net loss....................................................           $       (70,866)    $      (144,155)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                   139,438             130,536
   Amortization of discount on mortgage
     note payable...........................................                     8,813               8,418
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                      (433)             12,078
     Accounts receivable and other assets...................                    (4,018)              7,329
     Escrow deposits........................................                    45,396             (11,608)
     Accounts payable and accrued expenses..................                    (2,382)            (53,033)
     Accrued property taxes.................................                    17,627              16,610
     Payable to affiliates - General Partner................                    69,141              70,819
     Security deposits and deferred rental
       revenue..............................................                     5,276              (7,459)
                                                                        --------------      --------------
       Total adjustments....................................                   278,858             173,690
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       207,992     $        29,535
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

                                  June 30, 1997


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Asset management fees accrued prior to the confirmation of the Reorganization Plan were discharged pursuant to the Reorganization Plan. Total accrued but unpaid asset management fees incurred subsequent to confirmation of the Reorganization Plan in the amount of $165,166 were outstanding at June 30, 1997.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                        Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                         1997        1996
                                                      ---------    ---------

Property management fees.........................     $  34,417    $  32,272
Charged to general and administrative -
   affiliates:
   Partnership administration....................        29,782       39,927
   Asset management fee..........................        39,269       30,929
                                                       --------     --------

                                                      $ 103,468    $ 103,128
                                                       ========     ========

Payable to affiliates - General Partner at June 30, 1997, and December 31, 1996, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

NOTE 5.
-------

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations. Operations at Harbour Club II Apartments, the Partnership's sole remaining property, are expected to be sufficient to provide cash for operating expenses and debt service for 1997. However, the property is in need of major capital improvements in order to maintain occupancy and rental rates at a level sufficient to fund operating expenses and debt service in future years. The Partnership's cash reserves are inadequate to fund the needed capital improvements, and it is unlikely that cash flow from operating activities will be sufficient to provide for the needed capital improvements. No outside sources of financing have been identified. Although affiliates of the Partnership have previously provided working capital for the Partnership, there can be no assurance that the Partnership will receive additional funds from the General Partner or other affiliates. Management is currently attempting to negotiate a restructuring or refinancing of the mortgage note payable to fund the needed capital improvements; however, such financing is not assured. If the Partnership is unable to obtain additional funds and cannot maintain operations at a level to pay operating expenses and debt service, Harbour Club II Apartments may ultimately be foreclosed on by the lender.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $207,992 for the first six months of 1997 as compared to $29,535 for the first six months of 1996. The change in cash flow from operations was due to an increase in cash received from tenants and a decrease in cash paid to suppliers. See discussion of increase in rental revenue and decline in Partnership expenses below. Cash paid to suppliers decreased also due to a receipt of $50,000 for property replacements from escrow previously held by HUD, the former mortgage holder of Harbour Club II Apartments, in 1997.

Cash used for additions to real estate improvements totaled $45,834 for the six months ended June 30, 1997 as compared to $102,003 for the same period of 1996. A greater amount was spent at Harbour Club II Apartments for hallway upgrades in 1996.

Scheduled principal payments on mortgage note payable totaled $24,461 for the six months ended June 30, 1997 as compared to $22,696 for the same period of 1996. In accordance with terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the limited partners for a total of $4,480 during the first half of 1996.

Short-term liquidity:

At June 30, 1997, the Partnership held $331,509 of cash and cash equivalents. The General Partner anticipates rental operations at Harbour Club II Apartments in 1997 will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

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

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club II Apartments decreased to 89% at June 30, 1997. The occupancy rate at December 31, 1996, was 92%. Harbour Club II Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first six months of 1997; however, as discussed above, the property is in need of major capital improvements in order to compete in its local market. The Partnership is attempting to negotiate a restructuring or refinancing of the mortgage note payable to fund the necessary improvements; however, such restructuring or refinancing is not assured.

Harbour Club II Apartments is part (Phase II) of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which the General Partner is the general partner; while Phase IV is owned by an unaffiliated partnership. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and the unaffiliated partnership was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage note. In the beginning of July 1997, the mortgage note was reinstated after Phase I has made all the delinquent payments and late charges. Regular monthly mortgage payments were resumed in July 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues were $346,122 and $690,612 for the three and six months ended June 30, 1997, respectively, as compared to $327,778 and $648,787 for the same periods of 1996.

Rental revenue at Harbour Club II Apartments increased $17,616 and $41,047, or 5.4% and 6.0%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996. Increases in base rental rates at Harbour Club II Apartments were the principal factor leading to the increase in rental revenue.

Interest income increased $729 and $778 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996. The increase was due to a higher amount of cash available for short-term investment in 1997. The Partnership held $331,000 of cash and cash equivalents at June 30, 1997 as compared to $134,000 at June 30, 1996.

Expenses:

Total Partnership expenses decreased $20,473 and $31,464, or 5.1% and 4.0%, for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996.

Repairs and maintenance decreased $11,071 and $7,986 for the three and six months ended June 30, 1997, respectively, as compared to the same periods of 1996 due to decreased replacement of floor coverings at Harbour Club II Apartments.

Other property operating expenses decreased $3,643 and $8,277 at Harbour Club II Apartments for the three and six months ended June 30, 1997, respectively, compared to the same periods of 1996. The decrease was attributable to the accrual of HUD audit fees in 1996. No such fees were accrued in 1997 due to the sale of the mortgage note by HUD to an unaffiliated lender in January 1997.

Reorganization expenses incurred by the Partnership in connection with its Chapter 11 filing were $999 and $5,362 for the three and six months ended June 30, 1996, respectively. No such costs were incurred in 1997.

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

         27.                        Financial Data Schedule for the quarter
                                    ended June 30, 1997.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL REAL ESTATE FUND XXIII, L.P.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner





August 13, 1997                     By: /s/  Ron K. Taylor
----------------                        ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 13, 1997                     By: /s/  Carol A. Fahs
----------------                        ----------------------------------------
Date                                    Carol A. Fahs
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)