Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1997-11-13
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      September 30, 1997
                           -----------------------------------------------------


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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ---------------     ---------------

ASSETS
------

Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 6,146,430           6,029,898
                                                                        --------------      --------------
                                                                             6,386,396           6,269,864
   Less:  Accumulated depreciation..........................                (3,121,146)         (2,915,422)
                                                                        --------------      --------------
                                                                             3,265,250           3,354,442

Cash and cash equivalents...................................                   333,042             193,812
Cash segregated for security deposits.......................                    43,947              43,296
Accounts receivable and other assets........................                    14,304              13,249
Escrow deposits.............................................                    72,736              96,624
                                                                        --------------       -------------

                                                                       $     3,729,279      $    3,701,423
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net of discount......................           $     3,734,562      $    3,758,380
Accounts payable and accrued expenses.......................                    65,565              73,579
Accrued property taxes......................................                    91,719              43,519
Payable to affiliates - General Partner.....................                   361,948             258,782
Security deposits and deferred rental revenue...............                    52,917              42,553
                                                                        --------------      --------------
                                                                             4,306,711           4,176,813
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,512,696 and 11,622,696 Units outstanding at
     September 30, 1997 and December 31, 1996, respectively
     (6,651,985 and 6,681,985  Current Income Units out-
     standing at September 30, 1997 and December 31, 1996,
     respectively; 4,860,711 and 4,940,711 Growth/Shelter
     Units outstanding at September 30, 1997 and December
     31, 1996, respectively)................................                (5,428,872)         (5,327,850)
   General Partner..........................................                 4,851,440           4,852,460
                                                                        --------------      --------------
                                                                              (577,432)           (475,390)
                                                                        --------------      --------------

                                                                       $     3,729,279     $     3,701,423
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

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                                September 30,                         September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $      359,219     $      341,968    $    1,044,833     $      986,535
   Interest......................              3,355              1,291             8,353              5,511
                                       -------------      -------------     -------------      -------------
     Total revenue...............            362,574            343,259         1,053,186            992,046
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................             85,260             91,447           258,284            274,990
   Depreciation..................             66,286             66,330           205,724            196,866
   Property taxes................             30,573             32,124            91,719             91,876
   Personnel expenses............             52,781             51,638           146,964            152,418
   Utilities.....................             12,749             15,777            70,817             78,626
   Repair and maintenance........             70,197             67,416           152,421            157,626
   Property management
     fees - affiliates...........             17,963             16,966            52,380             49,238
   Other property operating
     expenses....................             15,416             22,527            42,475             57,863
   General and administrative....              9,048              9,961            31,916             31,407
   General and administrative -
     affiliates..................             33,477             31,794           102,528            102,650
   Reorganization expenses.......                  -                  -                 -              5,362
                                       -------------      -------------     -------------      -------------
     Total expenses..............            393,750            405,980         1,155,228          1,198,922
                                       -------------      -------------     -------------      -------------

Net loss.........................     $      (31,176)    $      (62,721)   $     (102,042)    $     (206,876)
                                       =============      =============     =============      =============

Net loss allocated to
   limited partners - Current
   Income Units..................     $       (2,806)    $       (5,645)   $       (9,184)    $      (18,619)
Net loss allocated to
   limited partners - Growth/
   Shelter Units.................            (28,059)           (56,449)          (91,838)          (186,188)
Net loss allocated to
   General Partner...............               (311)              (627)           (1,020)            (2,069)
                                       -------------      -------------     -------------       ------------

Net loss.........................     $      (31,176)    $      (62,721)   $     (102,042)    $     (206,876)
                                       =============      =============     =============      =============

Net loss per thousand limited
   partnership units:
   Current Income Units..........     $         (.42)    $         (.85)   $        (1.38)    $        (2.79)
                                       =============      =============     =============      =============

   Growth/Shelter Units..........     $        (5.77)    $       (11.42)   $        (18.89)   $        (37.68)
                                       =============      =============     ==============     ==============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996


                                                                                                     Total
                                                     General                  Limited              Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                 --------------          --------------        -----------------
Balance at December 31, 1995..............       $    4,854,261          $  (5,145,030)        $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    -                  (2,737)               (2,737)
   Growth/Shelter Units...................                    -                  (1,743)               (1,743)
                                                  -------------           -------------         -------------
     Total redemption.....................                    -                  (4,480)               (4,480)
                                                  -------------           -------------         -------------

Net loss:
   General Partner........................               (2,069)                      -                (2,069)
   Current Income Units...................                    -                 (18,619)              (18,619)
   Growth/Shelter Units...................                    -                (186,188)             (186,188)
                                                  -------------           -------------         -------------
     Total net loss.......................               (2,069)               (204,807)             (206,876)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............       $    4,852,192          $   (5,354,317)       $     (502,125)
                                                  =============           =============         =============


Balance at December 31, 1996..............       $    4,852,460          $   (5,327,850)       $     (475,390)

Net loss:
   General Partner........................               (1,020)                      -                (1,020)
   Current Income Units...................                    -                  (9,184)               (9,184)
   Growth/Shelter Units...................                    -                 (91,838)              (91,838)
                                                  -------------           -------------         -------------
     Total net loss.......................               (1,020)               (101,022)             (102,042)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............       $    4,851,440          $   (5,428,872)       $     (577,432)
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Increase in Cash and Cash Equivalents

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                       ------------------------------------
                                                                            1997                 1996
                                                                       ----------------    ----------------

Cash flows from operating activities:
   Cash received from tenants...............................           $     1,059,977     $     1,003,726
   Cash paid to suppliers...................................                  (410,847)           (540,114)
   Cash paid to affiliates..................................                   (51,742)            (49,054)
   Reorganization costs paid, net...........................                         -              (5,362)
   Interest received........................................                     8,353               5,511
   Interest paid............................................                  (245,296)           (262,578)
   Property taxes paid and escrowed.........................                   (67,646)            (78,363)
                                                                        --------------      --------------
Net cash provided by operating activities...................                   292,799              73,766
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                  (116,532)           (113,791)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable................................................                   (37,037)            (34,367)
   Redemption of limited partner units......................                         -              (4,480)
                                                                        --------------      --------------
Net cash used in financing activities.......................                   (37,037)            (38,847)
                                                                        --------------      --------------

Net increase (decrease) in cash and cash
   equivalents..............................................                   139,230             (78,872)

Cash and cash equivalents at beginning of
   period...................................................                   193,812             233,222
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       333,042     $       154,350
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                                 Nine Months Ended
                                                                                  September 30,
                                                                       ------------------------------------
                                                                             1997                1996
                                                                       ----------------   -----------------
Net loss....................................................           $      (102,042)   $       (206,876)
                                                                        --------------     ---------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                   205,724             196,866
   Amortization of discount on mortgage
     note payable...........................................                    13,219              12,627
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                      (651)             11,846
     Accounts receivable and other assets...................                    (1,055)              9,718
     Escrow deposits........................................                    23,888              21,654
     Accounts payable and accrued expenses..................                    (8,014)            (57,539)
     Accrued property taxes.................................                    48,200              (9,038)
     Payable to affiliates - General Partner................                   103,166             102,834
     Security deposits and deferred rental
       revenue..............................................                    10,364              (8,326)
                                                                        --------------      --------------
       Total adjustments....................................                   394,841             280,642
                                                                        --------------      --------------

Net cash provided by operating activities...................           $       292,799     $        73,766
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

                               September 30, 1997


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Asset management fees accrued prior to the confirmation of the Reorganization Plan were discharged pursuant to the Reorganization Plan. Total accrued but unpaid asset management fees incurred subsequent to confirmation of the Reorganization Plan in the amount of $184,388 were outstanding at September 30, 1997.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                     -------------------------
                                                        1997           1996
                                                     ----------      ---------

Property management fees.....................        $   52,380      $  49,238
Charged to general and administrative -
   affiliates:
   Partnership administration................            44,037         55,650
   Asset management fee......................            58,491         47,000
                                                      ---------       --------

                                                     $  154,908      $ 151,888
                                                      =========       ========

Payable to affiliates - General Partner at September 30, 1997, and December 31, 1996, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $292,799 for the first nine months of 1997 as compared to $73,766 for the first nine months of 1996. The increased cash flow from operations came from increased cash receipts from tenants and decreased expenditures paid to suppliers. See the discussion of increased rental revenues and decreased expenses below. Also in 1997, cash paid to suppliers decreased due to a $50,000 refund of an escrow account for property replacements maintained by the former mortgage note holder.

Cash used for additions to real estate improvements totaled $116,532 for the nine months ended September 30, 1997, only a small increase over the $113,791 expended for improvements for the same period of 1996.

Scheduled monthly principal payments on the Partnership's mortgage note totaled $37,037 for the nine months ended September 30, 1997 as compared to $34,367 for the same period of 1996. In accordance with terms of the Partnership's Reorganization Plan, the Partnership redeemed 4,485,345 limited partnership units from the limited partners for a total of $4,480 during the first half of 1996.

Short-term liquidity:

At September 30, 1997, the Partnership held $333,042 of cash and cash equivalents. The General Partner anticipates rental operations at Harbour Club II Apartments for the remainder of 1997 will provide sufficient rental revenue to pay for the operating expenses of the property and debt service payments on the property's mortgage note. However, rental operations at Harbour Club II Apartments are not expected to be sufficient to fund necessary capital improvements to the property nor to pay the Partnership's other expenses. To the extent available, the Partnership will use its cash reserves to fund limited capital improvements and the Partnership's other expenses.

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

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club II Apartments increased to 93% at September 30, 1997. The occupancy rate at December 31, 1996, was 92%. Harbour Club II Apartments was able to provide enough cash flow from operations to meet ordinary operating expenses as well as the debt service for its related mortgage note for the first nine months of 1997; however, as discussed above, the property is in need of major capital improvements in order to compete in its local market.

Harbour Club II Apartments is part (Phase II) of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which the General Partner is the general partner; while Phase IV is owned by an unaffiliated partnership. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and the unaffiliated partnership was canceled. Additionally, in January 1993, Phase I defaulted on its mortgage note. In July 1997, the mortgage note was reinstated after Phase I has made all the delinquent payments and late charges. Regular monthly mortgage payments were resumed in July 1997.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue at Harbour Club II Apartments increased $17,251 and $58,298, or 5.0% and 5.9%, for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods of 1996. Increases in base rental rates at Harbour Club II Apartments were the principal factor leading to the increase in rental revenue. Vacancy and other rental losses were essentially unchanged in 1997 compared to 1996.

Interest income increased 52% for the first nine months of 1997 as compared to the same period of 1996. The increase is the result of increased levels of Partnership cash and cash equivalents invested in interest-earning accounts.

Expenses:

Total Partnership expenses decreased $12,230 and $43,694, or 3.0% and 3.6%, for the three and nine month periods ended September 30, 1997, respectively, as compared to the same periods of 1996. Decreases in interest expense, utilities and other property operating expenses were primarily responsible for the decrease in total Partnership expenses.

Interest expense decreased $16,706 or 6.1% for the nine months ended September 30, 1997 as compared to the same period of 1996. The former holder of the mortgage note, the Department of Housing and Urban Development ("HUD"), required mortgage insurance premiums be paid with the scheduled monthly debt service payments. Early in 1997, HUD sold its interest in the mortgage note to another unaffiliated holder. The new note holder does not require mortgage insurance premiums. This change accounts for $14,613 of the decrease in interest expense.

Utility expenses decreased $7,809 or 9.9% for the nine months ended September 30, 1997 as compared to the same period of 1996. Specifically, the Partnership incurred decreased charges for electricity and for water and sewer charges in 1997.

Other property operating expenses decreased $15,388 or 27% for the nine months ended September 30, 1997 as compared to the same period of 1996. Approximately 60% of the decrease is attributable to decreased expenses for audits and other regulatory compliance costs associated with the mortgage note held by HUD. The new mortgage note holder does not require the Partnership to adhere to the restrictive government reporting standards that were required when the mortgage note was held by HUD. The Partnership also experienced a decrease in bad debt losses in 1997 compared to 1996.

Reorganization expenses incurred by the Partnership in connection with its Chapter 11 filing were $5,362 for the nine months ended September 30, 1996. No such costs were incurred in 1997.

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

         27. Financial Data Schedule for the quarter ended September 30, 1997.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                             (Debtor-in-Possession)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL REAL ESTATE FUND XXIII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 13, 1997                 By:  /s/  Ron K. Taylor
-----------------                     ------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 13, 1997                 By:  /s/  Carol A. Fahs
-----------------                     ------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)