Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1998-03-31
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended         December 31, 1997
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code          (972)  448-5800
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

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

Documents Incorporated by Reference:        See Item 14, Page 32

                                TOTAL OF 34 PAGES

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

On February 25, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-1620) and commenced a public offering for sale of $45,000,000 of limited partnership units. Two classes of limited partnership units were offered, designated as Current Income Units and Growth/Shelter Units (referred to collectively as "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 24, 1987, with 16,204,041 Units (9,461,580 Current Income Units and 6,742,461 Growth/Shelter Units) sold at $1 each, or gross proceeds of $16,204,041. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15459). In 1991, 76,000 Units were rescinded and in 1994, 20,000 Units were relinquished. On January 1, 1996, pursuant to the Partnership's bankruptcy reorganization plan, the Partnership redeemed 4,485,345 Units for cash consideration equal to 1/1,000th of a dollar per Unit redeemed. In 1997, 110,000 Units were relinquished, leaving 11,512,696 Units (6,651,985 Current Income Units and 4,860,711 Growth/Shelter Units) outstanding at December 31, 1997.

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

On March 30, 1992, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Original General Partner with a new general partner, McNeil Partners, L.P.; (ii) the adoption of the Amended Partnership Agreement which substantially alters the provisions of the original partnership agreement relating to, among other things, compensation, reimbursement of expenses and voting rights; (iii) the approval of an amended property management agreement with McREMI, the Partnership's property manager; and (iv) the approval to change the Partnership's name to McNeil Real Estate Fund XXIII, L.P. Under the Amended Partnership Agreement, the Partnership began accruing an asset management fee, retroactive to February 14, 1991, which is payable to the new General Partner. For a discussion of the methodology for calculating the asset management fee, see Item 13 Certain Relationships and Related Transactions. The proposals approved at the March 30, 1992, meeting were implemented as of that date.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential real estate. At December 31, 1997, the Partnership owned one income-producing property as described in Item 2
- Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

Environmental Matters:

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

Other Information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1997. The buildings and the land on which the property is located are owned by the Partnership in fee, subject to a first lien deed of trust as described more fully in Item 8 - Note 6 - "Mortgage Note Payable." See also Item 8 - Note 5 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis of                          1997            Date
Property              Description            Property            Debt       Property Taxes      Acquired
--------              -----------           ------------        ------      --------------      ---------
Harbour Club II (1)   Apartments
   Belleville, MI     220 units            $   3,302,956      $ 3,726,154      $  104,476          6/86

(1) Harbour Club II Apartments is owned by Beckley Associates which is 99.99% owned by the Partnership.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  ----------
Harbour Club II
   Occupancy Rate............             89%             92%            92%            86%             85%
   Rent Per Square Foot......           $6.99           $6.60          $6.55          $5.96           $5.79

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property. No residential tenant leases 10% or more of the available rental space.

Competitive conditions

Harbour Club II Apartments, located in Belleville, Michigan, was built in 1971 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. Average occupancy rates in the Belleville market decreased in 1997 to an average of 92%. The property's closest competitor has rental rates approximately $100 per month above Harbour Club II's rates. The lack of capital improvements at Harbour Club II Apartments has constricted the property's ability to increase rental rates. The property has a large amount of deferred maintenance and has been unable to generate cash to meet its capital improvement needs. The property's ability to compete effectively in its market will be determined by the amount of capital dollars spent to upgrade the property to market standards.

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

(B)   Title of Class                       Number of Record Unit Holders

      Limited partnership units            789 as of January 31, 1998

(C) No distributions were made to the partners during 1997 or 1996 and none are anticipated in 1998. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  ------------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1997           1996            1995           1994           1993
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............       $   1,398,644  $   1,324,331  $    1,591,118  $   1,894,443  $   1,904,708
Write-down for impairment
   of real estate............                   -              -               -       (661,921)             -
Gain on disposition of real
   estate....................                   -              -         554,047              -              -
Income (loss) before
   extraordinary items.......             (92,549)      (180,141)         14,174     (1,465,830)      (806,303)
Extraordinary items..........                   -              -       1,435,024              -              -
Net income (loss)............             (92,549)      (180,141)      1,449,198     (1,465,830)      (806,303)

Netincome (loss) per thousand
   limited  partnership units:
   Income (loss) before
   extraordinary items:
   Current Income Units......       $       (1.25) $       (2.43)  $       28.89   $     (14.01)  $      (7.70)
   Growth/Shelter Units......              (17.14)        (32.81)         (38.59)       (197.23)       (108.16)

Extraordinary items:
   Current Income Units......                   -              -           88.20              -              -
   Growth/Shelter Units......                   -              -           88.20              -              -

Net income (loss):
   Current Income Units......               (1.25)         (2.43)         117.09         (14.01)         (7.70)
   Growth/Shelter Units......              (17.14)        (32.81)          49.61        (197.23)       (108.16)

                                                                 As of December 31,
Balance Sheets                          1997           1996            1995           1994           1993
--------------                      -------------  -------------  --------------  -------------  -------------
Real estate investment, net....     $   3,302,956  $   3,354,442  $    3,428,097  $   3,546,322  $   6,855,858
Asset held for sale............                 -              -               -      2,373,130              -
Total assets...................         3,722,868      3,701,423       3,825,824      6,520,408      7,486,894
Mortgage notes payable, net....         3,726,154      3,758,380       3,787,802      3,814,667      6,300,793
Liabilities subject to
   compromise..................                 -              -               -      4,184,977              -
Partners' deficit..............          (567,939)      (475,390)       (290,769)    (1,739,967)    (5,354,280)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

Harbour Club II Apartments was 89% occupied at the end of December 1997, and 92% occupied at the end of both 1996 and 1995. For 1997, Harbour Club II Apartments was able to generate sufficient cash flow from operations to fund ordinary operating expenses, required debt service payments on its mortgage note payable, and limited capital improvements. However, the property is in need of major capital repairs and improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Rental revenue at Harbour Club II Apartments increased $74,313 or 5.6% for 1997 as compared to 1996. Management was able to implement small increases in base rental rates at Harbour Club II Apartments during 1997. Average occupancy rates and other rental losses were essentially unchanged in 1997 as compared to 1996.

Interest income increased $3,184 or 38% for 1997 as compared to 1996. The increase is the result of increased levels of Partnership cash and cash equivalents invested in interest-earning accounts.

Expenses:

Total Partnership expenses decreased $10,195 or 0.7% for 1997 as compared to 1996. Decreases in interest expense and other property operating expenses were partially offset by increased repair and maintenance expenses.

Interest expense decreased $22,850 or 6.2% for 1997 because the Partnership is no longer required to pay mortgage insurance premiums. The former holder of the mortgage note, the Department of Housing and Urban Development ("HUD"), required mortgage insurance premiums be paid with the scheduled monthly debt service payments. Early in 1997, HUD sold its interest in the mortgage note to another unaffiliated holder. The new note holder does not require mortgage insurance premiums. This change in interest payment requirement accounts for $20,026 of the decrease in interest expense in 1997 compared to 1996.

Other property operating expenses decreased $18,029 or 23% for 1997 as compared to 1996. Approximately 50% of the decrease is attributable to decreased expenses for audits and other regulatory compliance costs associated with the mortgage note held by HUD. The new mortgage note holder does not require the Partnership to adhere to the restrictive government reporting standards that were required when the mortgage note was held by HUD. The Partnership also experienced a decrease in bad debt losses in 1997 compared to 1996.

Repair and maintenance expenses increased $21,166 or 13.5% for 1997 as compared to 1996. Expenditures for floor covering replacements met the Partnership's criteria for capitalization in 1996. However, such expenditures were expensed in 1997 as the amount of expenditures was not large enough to qualify for capitalization.

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

As a result of the Partnership's bankruptcy filing, all interest-bearing debt due to affiliates was discharged. Consequently, there was no interest expense on affiliate debt in 1996 compared to $17,846 in 1995. Reorganization expenses decreased 98% from 1995 to $5,362 as the Partnership's bankruptcy filing was substantially completed by the end of 1995. Finally, because of the disposition of Woodbridge Apartments during 1995, expenses charged to the Partnership by affiliates of the General Partner also decreased. Such expenses decreased 23% to $144,560 in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from operations increased 93% to $395,025 in 1997. The increase in operating cash flows was due to increased receipts from tenants as well as decreased expenditures for interest and suppliers. The local economy in the Belleville, Michigan area remains strong, providing a good operating climate Harbour Club II Apartments.

Cash used for capital additions increased 19.3% to $230,715 in 1997. The capital additions were funded by cash flows from operations. Cash flows from operations were also used to repay $49,851 of mortgage indebtedness through regularly scheduled debt service payments. At December 31, 1997, the Partnership held cash and cash equivalents of $308,271.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents amounted to $308,271 at December 31, 1997, an increase of $114,459 from the balance of cash and cash equivalents at December 31, 1996. The General Partner considers the Partnership's cash reserves adequate for anticipated operations during 1998.

Operating activities at Harbour Club II Apartments for 1998 are expected to provide sufficient cash flow for operating expenses, debt service payments, and limited capital improvements. However, Harbour Club II Apartments is in need of extensive capital improvements to enable the property to compete effectively in the local market. Projected cash flows from operations will not be adequate to fund such extensive capital improvements. To date, the Partnership has been unable to secure financing for the needed capital improvements. The Partnership has no established lines of credit from outside sources.

In the past, the General Partner, at its discretion, has advanced funds to the Partnership to fund working capital requirements. Such advances were discharged as a result of the Chapter 11 proceedings. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive any additional funds.

Long-term liquidity:

The long-term operating viability of Harbour Club II Apartments is dependent on the Partnership's ability to fund substantial capital improvements to the property. If the Partnership does not liquidate, as contemplated below, it will seek to obtain additional financing to allow the completion of the extensive capital improvements, which will enable the Partnership to raise rental rates at the property to market rates.

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships in which the General Partner is the general partner; while Phase IV is owned by an unaffiliated entity. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and Phase IV was canceled.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      -------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       13

   Balance Sheets at December 31, 1997 and 1996...................................                       14

   Statements of Operations for each of the three years in the period
   ended December 31, 1997........................................................                       15

   Statements of Partners' Equity (Deficit) for each of the three years
   in the period ended December 31, 1997..........................................                       16

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1997........................................................                       17

   Notes to Financial Statements..................................................                       19

   Financial Statement Schedule -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       28



All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIII, L.P.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIII, L.P. (a California limited partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIII, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS


                                                                                   December 31,
                                                                       ----------------------------------
                                                                            1997                 1996
                                                                       ---------------      -------------
ASSETS
------

Real estate investment:
   Land.....................................................           $       239,966      $      239,966
   Buildings and improvements...............................                 6,260,613           6,029,898
                                                                        --------------       -------------
                                                                             6,500,579           6,269,864
   Less:  Accumulated depreciation..........................                (3,197,623)         (2,915,422)
                                                                        --------------       -------------
                                                                             3,302,956           3,354,442

Cash and cash equivalents...................................                   308,271             193,812
Cash segregated for security deposits.......................                    43,947              43,296
Accounts receivable and other assets........................                    16,818              13,249
Escrow deposits.............................................                    50,876              96,624
                                                                        --------------       -------------

                                                                       $     3,722,868      $    3,701,423
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     3,726,154      $    3,758,380
Accounts payable and accrued expenses.......................                    66,691              73,579
Accrued property taxes......................................                    44,676              43,519
Payable to affiliates - General Partner.....................                   402,922             258,782
Security deposits and deferred rental revenue...............                    50,364              42,553
                                                                        --------------       -------------
                                                                             4,290,807           4,176,813
                                                                        --------------       -------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,512,696 and 11,622,696 Units  outstanding at
     December 31, 1997 and 1996,  respectively  (6,651,985
     and 6,681,985  Current  Income Units  outstanding at
     December 31, 1997 and 1996,  respectively,  and
     4,860,711  and  4,940,711  Growth/Shelter  Units
     outstanding at December 31, 1997 and 1996,
     respectively)..........................................                (5,419,474)         (5,327,850)
   General Partner..........................................                 4,851,535           4,852,460
                                                                        --------------       -------------
                                                                              (567,939)           (475,390)
                                                                        --------------       -------------

                                                                       $     3,722,868      $    3,701,423
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------    --------------     ---------------
Revenue:
   Rental revenue..............................    $    1,398,644    $     1,324,331    $     1,591,118
   Interest....................................            11,253              8,169              5,112
   Interest on reorganization funds............                 -                  -              9,246
   Gain on sale of real estate.................                 -                  -            554,047
   Property tax refund.........................                 -                  -             53,233
                                                    -------------      -------------     --------------
     Total revenue.............................         1,409,897          1,332,500          2,212,756
                                                    -------------      -------------     --------------

Expenses:
   Interest....................................           343,306            366,156            450,654
   Interest - affiliates.......................                 -                  -             17,846
   Depreciation................................           282,201            267,079            306,663
   Property taxes..............................           104,476            101,291            118,771
   Personnel expenses .........................           188,365            193,887            240,099
   Utilities...................................            91,947             97,183            141,102
   Repairs and maintenance.....................           177,753            156,587            207,619
   Property management fees - affiliates.......            70,248             65,869             73,021
   Other property operating expenses...........            59,813             77,842            161,210
   General and administrative..................            40,435             36,825             35,755
   Reorganization expenses.....................                 -              5,362            257,303
   General and administrative - affiliates.....           143,902            144,560            188,539
                                                    -------------      -------------     --------------
     Total expenses............................         1,502,446          1,512,641          2,198,582
                                                    -------------      -------------     --------------

Income (loss) before extraordinary
   item........................................           (92,549)          (180,141)            14,174
Extraordinary gain on discharge of
   payable to affiliates.......................                 -                  -          1,435,024
                                                    -------------      -------------     --------------
Net income (loss)..............................    $      (92,549)    $     (180,141)   $     1,449,198
                                                    =============      =============     ==============

Net income (loss) allocated to limited
   partners - Current Income Units.............    $       (8,330)    $      (16,213)   $     1,102,877
Net income (loss) allocated to limited
   partners - Growth/Shelter Units.............           (83,294)          (162,127)           331,829
Net income (loss) allocated to General
   Partner.....................................              (925)            (1,801)            14,492
                                                    -------------      -------------     --------------
Net income (loss)..............................    $      (92,549)    $     (180,141)   $     1,449,198
                                                    =============      =============     ==============

Net income (loss) per thousand limited
   partnership units:
   Current Income Units:
     Income (loss) before extraordinary
       item....................................    $        (1.25)    $        (2.43)   $        28.89
     Extraordinary item........................                 -                  -             88.20
                                                    -------------      -------------     -------------
     Net income (loss).........................    $        (1.25)    $        (2.43)   $       117.09
                                                    =============      =============     =============

   Growth/Shelter Units:
     Loss before extraordinary item............    $       (17.14)    $       (32.81)   $       (38.59)
     Extraordinary item........................                 -                  -             88.20
                                                    -------------      -------------     -------------
     Net income (loss).........................    $       (17.14)    $       (32.81)   $        49.61
                                                    =============      =============     =============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                      Total
                                                       General                 Limited              Partners'
                                                       Partner                Partners         Equity (Deficit)
                                                  --------------         ----------------      ----------------
Balance at December 31, 1994..............        $    4,839,769         $    (6,579,736)       $   (1,739,967)

Net income:
   General Partner........................                14,492                       -                14,492
   Current Income Units...................                     -               1,102,877             1,102,877
   Growth/Shelter Units...................                     -                 331,829               331,829
                                                   -------------           -------------         -------------
Total net loss............................                14,492               1,434,706             1,449,198
                                                   -------------           -------------         -------------

Balance at December 31, 1995..............             4,854,261              (5,145,030)             (290,769)

Redemption of limited partner units:
   Current Income Units...................                     -                  (2,737)               (2,737)
   Growth/Shelter Units...................                     -                  (1,743)               (1,743)
                                                   -------------           -------------         -------------
Total redemption..........................                     -                  (4,480)               (4,480)
                                                   -------------           -------------         -------------

Net loss:
   General Partner........................                (1,801)                      -                (1,801)
   Current Income Units...................                     -                 (16,213)              (16,213)
   Growth/Shelter Units...................                     -                (162,127)             (162,127)
                                                   -------------           -------------         -------------
Total net income..........................                (1,801)               (178,340)             (180,141)
                                                   -------------           -------------         -------------

Balance at December 31, 1996..............             4,852,460              (5,327,850)             (475,390)

Net loss:
   General Partner........................                  (925)                      -                  (925)
   Current Income Units...................                     -                  (8,330)               (8,330)
   Growth/Shelter Units...................                     -                 (83,294)              (83,294)
                                                   -------------           -------------         -------------
Total net loss............................                  (925)                (91,624)              (92,549)
                                                   -------------           -------------         -------------

Balance at December 31, 1997..............        $    4,851,535          $   (5,419,474)       $     (567,939)
                                                   =============           =============         =============


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   ---------------    ---------------  ----------------

Cash flows from operating activities:
   Cash received from tenants..............        $    1,415,663     $    1,339,047    $     1,582,674
   Cash paid to suppliers..................              (530,303)          (621,756)          (653,089)
   Cash paid to affiliates.................               (70,010)           (65,865)           (75,627)
   Reorganization costs paid, net..........                     -             (5,362)          (248,057)
   Interest received.......................                11,253              8,169              5,112
   Interest paid...........................              (325,992)          (349,610)          (571,305)
   Property taxes paid and escrowed........              (105,586)           (99,871)          (119,392)
   Property taxes refunded.................                     -                  -             53,233
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   operating activities....................               395,025            204,752            (26,451)
                                                    -------------      -------------     --------------

Cash flows from investing activities:
   Additions to real estate
     investments...........................              (230,715)          (193,424)          (124,698)
   Proceeds from sale of real estate.......                     -                  -          3,078,096
                                                    -------------      -------------     --------------
Net cash provided by (used in)
   investing activities....................              (230,715)          (193,424)         2,953,398
                                                    -------------      -------------     --------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable.........................               (49,851)           (46,258)           (58,616)
   Redemption of limited partner units.....                     -             (4,480)                 -
   Repayment of advances from
     affiliates - General Partner...............                -                  -             (1,129)
   Repayment of claims settlement..........                     -                  -           (100,374)
   Retirement of mortgage notes
     payable due to disposition of
     real estate investment................                     -                  -         (2,641,421)
                                                    -------------      -------------     --------------
Net cash used in financing activities......               (49,851)           (50,738)        (2,801,540)
                                                    -------------      -------------     --------------

Net increase (decrease) in cash and
     cash equivalents......................               114,459            (39,410)           125,407

Cash and cash equivalents at
     beginning of year.....................               193,812            233,222            107,815
                                                    -------------      -------------     --------------

Cash and cash equivalents at end
     of year...............................        $      308,271     $      193,812    $       233,222
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

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

      Reconciliation of Net Income (Loss) to Net Cash Provided by (Used in)
                              Operating Activities


                                                              For the Years Ended December 31,
                                                   ---------------------------------------------------
                                                        1997               1996               1995
                                                   ---------------    ---------------   --------------

Net income (loss)..........................        $      (92,549)    $     (180,141)   $    1,449,198
                                                    -------------      -------------     -------------

Adjustments to  reconcile  net income
   (loss) to net cash provided by (used
   in) operating activities:
   Depreciation............................               282,201            267,079            306,663
   Amortization of discounts on
     mortgage notes payable................                17,625             16,836             23,859
   Interest added to advances from
     affiliates - General Partner..........                     -                  -             17,846
   Gain on sale of real estate.............                     -                  -           (554,047)
   Extraordinary gain on discharge
     of payable to affiliates..............                     -                  -         (1,435,024)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................                  (651)            11,625             21,386
     Accounts receivable and
       other assets........................                (3,569)             5,039             34,127
     Escrow deposits.......................                45,748             (5,328)           273,123
     Accounts payable and accrued
       expenses............................                (6,888)           (47,032)          (211,621)
     Accrued property taxes................                 1,157                377            (98,239)
     Claims settlement payable.............                     -                  -            (12,788)
     Payable to affiliates - General
       Partner.............................               144,140            144,564            185,934
     Security deposits and deferred
       rental revenue......................                 7,811             (8,267)           (26,868)
                                                    -------------      -------------     --------------

         Total adjustments.................               487,574            384,893         (1,475,649)
                                                    -------------      -------------     --------------

Net cash provided by (used in)
   operating activities....................        $      395,025     $      204,752    $       (26,451)
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1997, the Partnership owned one income-producing property as described in Note 5 - Real Estate Investment.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

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

Real Estate Investment
----------------------

The Partnership's real estate investment is generally stated at the lower of depreciated cost or fair value. The Partnership reviews its real estate investment for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. When the carrying value of the property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

The Partnership's method of accounting for its real estate investment is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

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

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of its mortgage indebtedness agreement. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704 (b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these criteria.

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

In connection with a Terminating Disposition, as defined, cash from sales or refinancing and any remaining reserves shall be allocated among, and distributed to, the General Partner and limited partners in proportion to, and to the extent of, their positive capital account balances after the net income has been allocated, except for positive balances created by amounts contributed by the General Partner related to the bankruptcy, as discussed above.

Net Income (Loss) Per Thousand Limited Partnership Units
--------------------------------------------------------

Net income (loss) per thousand limited partner Current Income and Growth/Shelter units ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 6,652, 6,682 and 9,419 weighted average Current Income Units (in thousands) outstanding in 1997, 1996 and 1995, respectively, and 4,861, 4,941 and 6,689 weighted average Growth/Shelter Units outstanding in 1997, 1996 and 1995, respectively.

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

Summarized   below  are  statements  of  operations  for  that  portion  of  the
Partnership included in the Chapter 11 filing for the period from January 1, 1995 through December 11, 1995, the date that the Partnership requested the Bankruptcy Court close the bankruptcy filing. The revenues and expenses pertaining to Beckley, which was excluded from the bankruptcy filing, are excluded.

                                                              For the period
                                                             January 1, 1995
                                                                through
   RESULTS OF OPERATIONS                                    December 11, 1995
   ---------------------                                    -----------------

   Rental revenue.....................................       $     279,120
   Interest on reorganization funds...................               9,246
   Gain on sale of real estate........................             554,047
                                                              ------------
     Total revenue....................................             842,413
                                                              ------------

   Interest...........................................              81,695
   Interest - affiliates..............................              17,846
   Depreciation.......................................              63,740
   Property taxes.....................................              10,121
   Personnel expenses.................................              52,858
   Utilities..........................................              34,449
   Repairs and maintenance............................              48,732
   Property management fees - affiliates..............               8,735
   Other property operating expenses..................              50,711
   General and administrative.........................              35,755
   Reorganization expenses............................             257,303
   General and administrative - affiliates............             188,539
                                                              ------------
     Total expenses...................................             850,484
                                                              ------------

   Loss before extraordinary item.....................              (8,071)
   Extraordinary gain on discharge of
     payable to affiliates............................           1,435,024
                                                              ------------

    Net income.........................................      $   1,426,953
                                                              ============

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

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                               For the Years Ended December 31,
                                             -----------------------------------
                                                1997         1996       1995
                                             ----------   ---------    ---------

Property management fees - affiliates.....   $   70,248   $  65,869    $  73,021
Charged to interest - affiliates:
   Interest on advances from
     affiliates - General Partner.........            -           -       17,846
Charged to general and
   administrative - affiliates:
   Partnership administration.............       60,011      70,979      104,908
   Asset management fee...................       83,891      73,581       83,631
                                              ---------    --------     --------

                                             $  214,150   $ 210,429    $ 279,406
                                              =========    ========     ========

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

The General Partner established a revolving credit facility not to exceed $5,000,000 in the aggregate which was available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions were met. Borrowings under the facility could be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership received advances under the revolving credit facility to fund additions to the Partnership's real estate investments and costs incurred in connection with the refinancing of the Partnership's mortgage notes payable. This commitment expired on March 30, 1997. The balance of the Partnership's outstanding loans under terms of the revolving credit facility, in the amount of $75,670 together with $6,696 of accrued interest thereon, were discharged during 1995 under terms of the Partnership's Reorganization Plan.

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

Payable to affiliates - General Partner at December 31, 1997 and 1996 consists of property management fees, reimbursable costs and asset management fees that are due and payable from current operations.

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

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial purposes by $2,314,356, $2,271,179 and $2,256,527 at December 31, 1997, 1996 and 1995, respectively.

NOTE 5 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1997 and 1996, are set forth in the following table:

         Harbour Club II                                 December 31,
           Belleville, MI                             1997             1996
         -----------------                        ------------     -----------

         Land                                     $    239,966     $   239,966
         Building and improvements                   6,260,613       6,029,898
                                                   -----------      ----------
                                                     6,500,579       6,269,864
         Accumulated depreciation                   (3,197,623)     (2,915,422)
                                                   -----------      ----------

         Net book value                           $  3,302,956     $ 3,354,442
                                                   ===========      ==========

The Partnership's real estate investment is encumbered by a mortgage note as discussed in Note 6 - "Mortgage Note Payable."

NOTE 6 - MORTGAGE NOTE PAYABLE
------------------------------

The following table sets forth the mortgage note payable of the Partnership at December 31, 1997 and 1996. The mortgage note payable is secured by the Partnership's real estate investment.

                          Mortgage        Annual              Monthly
                            Lien          Interest           Payments/                 December 31,
Property                 Position(a)      Rates %          Maturity Date           1997        1996
--------                 -----------      -------      --------------------   ------------  ------------
Harbour Club II          First                7.50     $   31,170     05/24   $ 4,295,201   $  4,345,052
                         Discount (b)                                            (569,047)      (586,672)
                                                                                ---------    -----------

                                                                              $ 3,726,154   $  3,758,380
                                                                               ==========    ===========

(a)     The debt is non-recourse to the Partnership.

(b) The discount for Harbour Club II mortgage note is based on an effective interest rate of 9.13%.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the $569,047 discount, are as follows:

         1998.............................           $    53,721
         1999.............................                57,891
         2000.............................                62,385
         2001.............................                67,229
         2002.............................                72,448
         Thereafter ......................             3,981,527
                                                      ----------

           Total                                     $ 4,295,201
                                                      ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $4,387,000 and $3,958,000 at December 31, 1997 and 1996, respectively.

NOTE 7 - SALE OF REAL ESTATE
----------------------------

On May 25, 1995, the Partnership sold Woodbridge Apartments to an unrelated third party for a cash purchase price of $3,200,000. Cash proceeds from the sale, as well as the gain on sale of Woodbridge Apartments, are shown below:

                                                     Gain on Sale  Cash Proceeds
                                                     ------------  -------------

   Sales Price....................................     $ 3,200,000  $ 3,200,000

   Selling costs..................................        (121,904)    (121,904)
   Write-off mortgage discounts...................        (214,659)           -
   Basis of real estate sold......................      (2,309,390)           -
                                                        ----------

   Gain on disposition of real estate.............     $   554,047
                                                        ==========   ----------
   Proceeds from disposition of real estate.......                    3,078,096
   Retirement of mortgage notes...................                   (2,641,421)
                                                                     -----------

   Net cash proceeds..............................                  $   436,675
                                                                     ==========

NOTE 8 - LEGAL PROCEEDINGS
---------------------------

The Partnership is not party to, nor is the Partnership's property the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Partnership's business.

NOTE 9 - PRO FORMA DISCLOSURE (UNAUDITED)
------------------------------------------

The following unaudited pro forma information for the year ended December 31, 1995 reflects the results of operations of the Partnership as if the sale of Woodbridge Apartments had occurred as of January 1, 1995. The unaudited pro forma information is not necessarily indicative of the results of operations that actually would have occurred or those which might be expected to occur in the future.


       Total revenue........................          $   1,379,589
       Net loss.............................               (210,648)
       Net loss per thousand
         limited partner units:
         Current Income units...............                  (2.01)
         Growth/Shelter units...............                 (28.34)

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                                                                                       Costs
                                                      Initial Cost (a)             Cumulative      Capitalized
                                Related                        Buildings and      Write-down for    Subsequent
Description               Encumbrance (a)         Land         Improvements       Impairment (b)  To Acquisition
-----------               ---------------         ----         --------------     --------------  --------------

APARTMENTS:

Harbour Club II (c)
   Belleville, MI          $    3,726,154    $      311,119    $    7,488,130     $ (2,104,290)    $     805,620
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

(b) The carrying value of Harbour Club II Apartments was reduced by $1,783,702 in 1992 and $320,588 in 1989.

(c) For Federal income tax purposes, the property is depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was $9,210,200 and accumulated depreciation was $5,831,317 at December 31, 1997.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                  Buildings and                        Accumulated
Description                       Land            Improvements       Total (c)         Depreciation
-----------                       ----            --------------     ---------         -------------

APARTMENT:

Harbour Club II (c)
   Belleville, MI             $      239,966     $    6,260,613   $      6,500,579    $   (3,197,623)
                               =============      =============    ===============     =============




(c) For Federal income tax purposes, the property is depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was $9,210,200 and accumulated depreciation was $5,831,317 at December 31, 1997.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1997



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


(c) For Federal income tax purposes, the property is depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was $9,210,200 and accumulated depreciation was $5,831,317 at December 31, 1997.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                              Notes to Schedule III

               Real Estate Investment and Accumulated Depreciation


A summary of activity for the Partnership's real estate investment and accumulated depreciation is as follows:

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   --------------     --------------    ---------------
Real estate investment:
Balance at beginning of year...............        $    6,269,864     $    6,076,440    $     5,951,742

Improvements...............................               230,715            193,424            124,698
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    6,500,579     $    6,269,864    $     6,076,440
                                                    =============      =============     ==============



Accumulated depreciation:

Balance at beginning of year...............        $    2,915,422     $    2,648,343    $     2,405,420

Depreciation...............................               282,201            267,079            242,923
                                                    -------------      -------------     --------------

Balance at end of year.....................        $    3,197,623     $    2,915,422    $     2,648,343
                                                    =============      =============     ==============



Asset held for sale:

Balance at beginning of year...............        $            -     $            -    $     2,373,130

Depreciation...............................                     -                  -            (63,740)

Sale of real estate........................                     -                  -         (2,309,390)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $            -     $            -    $             -
                                                    =============      =============     ==============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is   also  Chairman  of the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management, Inc. ("McREMI"), which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's  and  real  estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of McREMI and McNeil Partners L.P. began
                                        in  February  1991,  Mr.  McNeil  was  a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.  McNeil   is  Co-Chairman,     with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

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

(C)      Change in control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. For the year ended December 31, 1997, the Partnership accrued $83,891 of such asset management fees. Total accrued but unpaid asset management fees of $209,788 were outstanding at December 31, 1997.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its residential properties to McREMI, an affiliate of the General Partner, for providing property management services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership incurred $130,259 of such property management fees and reimbursements.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K
--------   ----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

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

         10.4                      Amendment of Property    Management Agreement
                                   dated March 5, 1993. (2)

         10.6                      Property  Management  Agreement dated   March
                                   30,  1992  between  Beckley   Associates  and
                                   McNeil Real Estate Management, Inc. (3)

         10.7 Disclosure Statement of Debtor-in-Possession pursuant to Section 1125 of the Bankruptcy
                                   Code. (4)

         10.8                      Debtor's First Amended Plan of Reorganization
                                   (as Modified), dated February 13, 1995. (5)


         Exhibit
         Number                    Description
         -------                   -----------

         10.9                      Order Confirming Plan, dated May 17, 1995.(5)

         11.                       Statement regarding computation of net income
                                   (loss) per limited partnership unit (see Note
                                   1 to Financial  Statements  appearing in Item
                                   8).

         22.                       Following  is  a  list of subsidiaries of the
                                    Partnership:

                                                                                           Names Under
                                                                  Jurisdiction             Which It Is
                                   Name of Subsidiary             of Incorporation        Doing Business
                                   ------------------             ----------------        --------------

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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed by the Partnership during the quarter ended December 31, 1997.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             McNEIL REAL ESTATE FUND XXIII, L.P.


                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



March 31, 1998                    By:  /s/  Robert A. McNeil
--------------                         -----------------------------------------
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




March 31, 1998                    By:  /s/  Ron K. Taylor
--------------                         -----------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




March 31, 1998                    By:  /s/  Carol A. Fahs
--------------                         -----------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)