Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1998-05-14
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934


     For the quarterly period ended           March 31, 1998
                                     -------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,        December 31,
                                                                             1998               1997
                                                                       ---------------     ---------------

ASSETS
------

Real estate investments:
   Land.....................................................           $       239,966     $       239,966
   Buildings and improvements...............................                 6,270,985           6,260,613
                                                                        --------------      --------------
                                                                             6,510,951           6,500,579
   Less:  Accumulated depreciation..........................                (3,271,580)         (3,197,623)
                                                                        --------------      --------------
                                                                             3,239,371           3,302,956

Cash and cash equivalents...................................                   346,405             308,271
Cash segregated for security deposits.......................                    44,322              43,947
Accounts receivable and other assets........................                    13,824              16,818
Escrow deposits.............................................                    44,141              50,876
                                                                        --------------      --------------

                                                                       $     3,688,063     $     3,722,868
                                                                        ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................           $     3,717,505     $     3,726,154
Accounts payable and accrued expenses.......................                    52,104              66,691
Accrued property taxes......................................                    29,001              44,676
Payable to affiliates - General Partner.....................                   436,421             402,922
Security deposits and deferred rental revenue...............                    63,736              50,364
                                                                        --------------      --------------
                                                                             4,298,767           4,290,807
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,492,696 and 11,512,696 Units outstanding at
     March 31, 1998 and December  31, 1997,  respectively
     (6,631,985 and 6,651,985 Current Income Units out-
     standing at March 31, 1998 and  December  31,  1997,
     respectively;   4,860,711  Growth/Shelter  Units
     outstanding at March 31, 1998 and December 31, 1997)...                (5,461,811)         (5,419,474)
   General Partner..........................................                 4,851,107           4,851,535
                                                                        --------------      --------------
                                                                              (610,704)           (567,939)
                                                                        --------------      --------------

                                                                       $     3,688,063     $     3,722,868
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                             1998                1997
                                                                       ---------------      --------------
Revenue:
   Rental revenue ..........................................           $       348,623     $       342,299
   Interest.................................................                     4,230               2,191
                                                                        --------------      --------------
     Total revenue..........................................                   352,853             344,490
                                                                        --------------      --------------

Expenses:
   Interest.................................................                    84,778              87,528
   Depreciation.............................................                    73,957              68,552
   Property taxes...........................................                    29,001              30,573
   Personnel expenses.......................................                    55,106              51,922
   Utilities................................................                    32,015              31,552
   Repairs and maintenance..................................                    35,386              34,656
   Property management fees - affiliates....................                    17,483              17,387
   Other property operating expenses........................                    15,338              13,090
   General and administrative...............................                    18,907              13,232
   General and administrative - affiliates..................                    33,647              33,683
                                                                        --------------      --------------
     Total expenses.........................................                   395,618             382,175
                                                                        --------------      --------------

Net loss....................................................           $       (42,765)    $       (37,685)
                                                                        ==============      ==============

Net loss allocated to limited
   partners - Current Income Units..........................           $        (3,849)    $        (3,392)
Net loss allocated to limited
   partners - Growth/Shelter Units..........................                   (38,488)            (33,916)
Net loss allocated to General Partner.......................                      (428)               (377)
                                                                        ---------------     --------------

Net loss....................................................           $       (42,765)    $       (37,685)
                                                                        ==============      ==============

Net loss per thousand limited partnership units:
   Current Income Units.....................................           $          (.58)    $          (.51)
                                                                        ==============      ==============

   Growth/Shelter Units.....................................           $         (7.92)    $         (6.98)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997

                                                                                                  Total
                                                    General                  Limited             Partners'
                                                    Partner                 Partners          Equity (Deficit)
                                                 --------------          ---------------      ----------------
Balance at December 31, 1996..............       $    4,852,460          $   (5,327,850)       $     (475,390)

Net loss:
   General Partner........................                 (377)                      -                  (377)
   Current Income Units...................                    -                  (3,392)               (3,392)
   Growth/Shelter Units...................                    -                 (33,916)              (33,916)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (377)                (37,308)              (37,685)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................       $    4,852,083          $   (5,365,158)       $     (513,075)
                                                  =============           =============         =============


Balance at December 31, 1997..............       $    4,851,535          $   (5,419,474)       $     (567,939)

Net loss:
   General Partner........................                 (428)                      -                  (428)
   Current Income Units...................                    -                  (3,849)               (3,849)
   Growth/Shelter Units...................                    -                 (38,488)              (38,488)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (428)                (42,337)              (42,765)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................       $    4,851,107          $   (5,461,811)       $     (610,704)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                Three Months Ended
                                                                                    March 31,
                                                                        ----------------------------------
                                                                             1998                1997
                                                                        --------------      --------------

Cash flows from operating activities:
   Cash received from tenants...............................           $       365,986     $       348,902
   Cash paid to suppliers...................................                  (172,630)           (178,649)
   Cash paid to affiliates..................................                   (17,631)            (21,641)
   Interest received........................................                     4,230               2,191
   Interest paid............................................                   (80,453)            (83,197)
   Property taxes paid and escrowed.........................                   (37,941)            (24,631)
                                                                        --------------      --------------
Net cash provided by operating activities...................                    61,561              42,975
                                                                        --------------      --------------

Cash flows from investing activities:
   Additions to real estate investments.....................                   (10,372)             (5,307)
                                                                        --------------      --------------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable................................................                   (13,055)            (12,116)
                                                                        --------------      --------------

Net increase in cash and cash equivalents...................                    38,134              25,552

Cash and cash equivalents at beginning of
   period...................................................                   308,271             193,812
                                                                        --------------      --------------

Cash and cash equivalents at end of period..................           $       346,405     $       219,364
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                             1998                1997
                                                                       ----------------    ----------------
Net loss....................................................           $       (42,765)    $       (37,685)
                                                                        --------------      --------------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation.............................................                    73,957              68,552
   Amortization of discount on mortgage
     note payable...........................................                     4,406               4,406
   Changes in assets and liabilities:
     Cash segregated for security deposits..................                      (375)               (219)
     Accounts receivable and other assets...................                     2,994               2,387
     Escrow deposits........................................                     6,735              17,210
     Accounts payable and accrued expenses..................                   (14,587)            (30,212)
     Accrued property taxes.................................                   (15,675)            (12,946)
     Payable to affiliates - General Partner................                    33,499              29,429
     Security deposits and deferred rental
       revenue..............................................                    13,372               2,053
                                                                        --------------      --------------
       Total adjustments....................................                   104,326              80,660
                                                                        --------------      --------------

Net cash provided by operating activities...................           $        61,561     $        42,975
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

                                 March 31, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate XXIII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees in the amount of $230,761 were outstanding at March 31, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            1998                 1997
                                                                       ---------------     ---------------
Property management fees....................................           $        17,483     $        17,387
Charged to general and administrative -
   affiliates:
   Partnership administration...............................                    12,674              14,427
   Asset management fee.....................................                    20,973              19,256
                                                                        --------------      --------------

                                                                       $        51,130     $        51,070
                                                                        ==============      ==============

Payable to affiliates - General Partner at March 31, 1998, and December 31, 1997, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The occupancy rate at Harbour Club II Apartments was 90% at March 31, 1998. The occupancy rate at December 31, 1997 was 89%. Operations at Harbour Club II Apartments for the first quarter provided sufficient cash flow to pay the property's operating expenses as well as debt service on the related mortgage note. However, the property is in need of major capital improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue at Harbour Club II Apartments increased $6,324 or 1.8% for the first quarter of 1998 as compared to the first quarter of 1997. Management began implementing a 3% increase in base rental rates effective January 1, 1998. However, part of the increase in rental rates was offset by an increase in vacancy losses.

Interest income increased $2,039 or 93% for the first quarter of 1998 as compared to the first quarter of 1997. The increase was the result of increased levels of Partnership cash and cash equivalents invested in interest-earning accounts.

Expenses:

Total Partnership expenses increased $13,443 or 3.5% for the first quarter of 1998 as compared to the first quarter of 1997. Increases in depreciation and general and administrative expenses were primarily responsible for the increase in total Partnership expenses.

During the twelve month period ended March 31, 1998, the Partnership added $235,780 of capital improvements to Harbour Club II Apartments. Depreciation charges on the new assets account for the $5,405 or 7.9% increase in depreciation expense for the first quarter of 1998 as compared to the first quarter of 1997.

General and administrative expenses increased by $5,675 or 43% for the first quarter of 1998 as compared to the first quarter of 1997. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $61,561 for the first quarter of 1998, a 43% increase over cash flow provided during the first quarter of 1997. The increased cash flow from operations came from increased cash receipts from tenants. An increase in cash payments for property taxes was offset by decreases in cash payments to suppliers and affiliates.

Cash used for additions to real estate improvements totaled $10,372 for the three months ended March 31, 1998 an increase over the $5,307 expended for improvements for the same period of 1997. Scheduled monthly principal payments on the Partnership's mortgage note totaled $13,055 for the three months ended March 31, 1998 as compared to $12,116 for the same period of 1997.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents amounted to $346,405 at March 31, 1998, an increase of $38,134 from the balance of cash and cash equivalents at December 31, 1997. The General Partner considers the
Partnership's cash reserves adequate for anticipated operations for the remainder of 1998.

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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partner units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 6,632 and 6,652 Current Income Units (in thousands) outstanding in 1998 and 1997, respectively, and 4,861 Growth/Shelter Units (in thousands) outstanding in 1998 and 1997.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended March 31, 1998.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL REAL ESTATE FUND XXIII, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





May 14, 1998                         By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                            Investors, Inc.
                                          (Principal Financial Officer)




May 14, 1998                         By:  /s/  Carol A. Fahs
------------                            ----------------------------------------

Date                                      Carol A. Fahs
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)