Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1998-08-14
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended            June 30, 1998
                                      ------------------------------------------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                             1998                1997
                                                                        --------------      ---------------
ASSETS
------

Real estate investments:
   Land.....................................................            $      239,966      $      239,966
   Buildings and improvements...............................                 6,340,309           6,260,613
                                                                        --------------      --------------
                                                                             6,580,275           6,500,579
   Less:  Accumulated depreciation..........................                (3,346,535)         (3,197,623)
                                                                        --------------      --------------
                                                                             3,233,740           3,302,956

Cash and cash equivalents...................................                   334,335             308,271
Cash segregated for security deposits.......................                    44,322              43,947
Accounts receivable and other assets........................                    21,943              16,818
Escrow deposits.............................................                    82,083              50,876
                                                                        --------------       -------------

                                                                        $    3,716,423       $   3,722,868
                                                                        ==============       =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net..................................            $    3,708,609       $   3,726,154
Accounts payable and accrued expenses.......................                    91,496              66,691
Accrued property taxes......................................                    58,002              44,676
Payable to affiliates - General Partner.....................                   449,306             402,922
Security deposits and deferred rental revenue...............                    53,943              50,364
                                                                        --------------      --------------
                                                                             4,361,356           4,290,807
                                                                        --------------      --------------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,492,696 and 11,512,696 Units  outstanding
     at June 30, 1998 and December  31,  1997,
     respectively (6,631,985 and 6,651,985 Current
     Income Units outstanding at June 30, 1998
     and  December  31,  1997,  respectively;  4,860,711
     Growth/Shelter  Units outstanding at June 30,
     1998 and December 31, 1997)............................                (5,495,698)         (5,419,474)
   General Partner..........................................                 4,850,765           4,851,535
                                                                        --------------      --------------
                                                                              (644,933)           (567,939)
                                                                        --------------      --------------

                                                                        $    3,716,423      $    3,722,868
                                                                        ==============      ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended        Six Months Ended
                                                          June 30,                  June 30,
                                                   ----------------------    ----------------------
                                                      1998         1997         1998         1997
                                                   ---------    ---------    ---------    ---------
Revenue:
   Rental revenue ..............................   $ 367,155    $ 343,315    $ 715,778    $ 685,614
   Interest ....................................       3,599        2,807        7,829        4,998
                                                   ---------    ---------    ---------    ---------
     Total revenue .............................     370,754      346,122      723,607      690,612
                                                   ---------    ---------    ---------    ---------

Expenses:
   Interest ....................................      84,531       85,496      169,309      173,024
   Depreciation ................................      74,955       70,886      148,912      139,438
   Property taxes ..............................      29,001       30,573       58,002       61,146
   Personnel expenses ..........................      46,789       42,261      101,895       94,183
   Utilities ...................................      26,553       26,516       58,568       58,068
   Repair and maintenance ......................      58,186       47,568       93,572       82,224
   Property management
     fees - affiliates .........................      17,981       17,030       35,464       34,417
   Other property operating
     expenses ..................................      10,729       13,969       26,067       27,059
   General and administrative ..................      20,566        9,636       39,473       22,868
   General and administrative -
     affiliates ................................      35,692       35,368       69,339       69,051
                                                   ---------    ---------    ---------    ---------
     Total expenses ............................     404,983      379,303      800,601      761,478
                                                   ---------    ---------    ---------    ---------

Net loss .......................................   $ (34,229)   $ (33,181)   $ (76,994)   $ (70,866)
                                                   =========    =========    =========    =========

Net loss allocated to
   limited partners - Current
   Income Units ................................   $  (3,080)   $  (2,986)   $  (6,929)   $  (6,378)
Net loss allocated to
   limited partners - Growth/
   Shelter Units ...............................     (30,807)     (29,863)     (69,295)     (63,779)
Net loss allocated to
   General Partner .............................        (342)        (332)        (770)        (709)
                                                   ---------    ---------    ---------    ---------

Net loss .......................................   $ (34,229)   $ (33,181)   $ (76,994)   $ (70,866)
                                                   =========    =========    =========    =========

Net loss per thousand limited partnership units:
   Current Income Units ........................   $    (.46)   $    (.45)   $   (1.04)   $    (.96)
                                                   =========    =========    =========    =========

   Growth/Shelter Units ........................   $   (6.34)   $   (6.14)   $  (14.26)   $  (13.12)
                                                   =========    =========    =========    =========



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                                    Total
                                                     General                  Limited             Partners'
                                                     Partner                 Partners          Equity (Deficit)
                                                  --------------          --------------       ----------------
Balance at December 31, 1996..............        $   4,852,460           $  (5,327,850)        $    (475,390)

Net loss:
   General Partner........................                 (709)                      -                  (709)
   Current Income Units...................                    -                  (6,378)               (6,378)
   Growth/Shelter Units...................                    -                 (63,779)              (63,779)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (709)                (70,157)              (70,866)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................        $   4,851,751           $  (5,398,007)        $    (546,256)
                                                  =============           =============         =============


Balance at December 31, 1997..............        $   4,851,535           $  (5,419,474)        $    (567,939)

Net loss:
   General Partner........................                 (770)                      -                  (770)
   Current Income Units...................                    -                  (6,929)               (6,929)
   Growth/Shelter Units...................                    -                 (69,295)              (69,295)
                                                  -------------           -------------         -------------
     Total net loss.......................                 (770)                (76,224)              (76,994)
                                                  -------------           -------------         -------------

Balance at June 30, 1998..................        $   4,850,765           $  (5,495,698)        $    (644,933)
                                                  =============           =============          ============






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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                   Six Months Ended
                                                       June 30,
                                                -----------------------
                                                   1998        1997
                                                ----------   ----------

Cash flows from operating activities:
   Cash received from tenants ...............   $ 753,417    $ 695,166
   Cash paid to suppliers ...................    (334,165)    (247,343)
   Cash paid to affiliates ..................     (58,419)     (34,327)
   Interest received ........................       7,829        4,998
   Interest paid ............................    (160,661)    (164,363)
   Property taxes paid and escrowed .........     (75,883)     (46,139)
                                                ---------    ---------
Net cash provided by operating activities....     132,118      207,992
                                                ---------    ---------

Cash flows from investing activities:
   Additions to real estate investments .....     (79,696)     (45,834)
                                                ---------    ---------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ................................     (26,358)     (24,461)
                                                ---------    ---------

Net increase in cash and cash equivalents....      26,064      137,697

Cash and cash equivalents at beginning of
   period ...................................     308,271      193,812
                                                ---------    ---------

Cash and cash equivalents at end of period...   $ 334,335    $ 331,509
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  -----------------------
                                                                                     1998        1997
                                                                                  ----------   ----------
Net loss ......................................................................   $ (76,994)   $ (70,866)
                                                                                  ---------    ---------

Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation ...............................................................     148,912      139,438
   Amortization of discount on mortgage
     note payable .............................................................       8,813        8,813
   Changes in assets and liabilities:
     Cash segregated for security deposits ....................................        (375)        (433)
     Accounts receivable and other assets .....................................      (5,125)      (4,018)
     Escrow deposits ..........................................................     (31,207)      45,396
     Accounts payable and accrued expenses ....................................      24,805       (2,382)
     Accrued property taxes ...................................................      13,326       17,627
     Payable to affiliates - General Partner ..................................      46,384       69,141
     Security deposits and deferred rental
       revenue ................................................................       3,579        5,276
                                                                                  ---------    ---------
       Total adjustments ......................................................     209,112      278,858
                                                                                  ---------    ---------

Net cash provided by operating activities .....................................   $ 132,118    $ 207,992
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

                                  June 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees in the amount of $251,734 were outstanding at June 30, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                               Six Months Ended
                                                   June 30,
                                             -------------------
                                               1998       1997
                                             --------   --------

Property management fees .................   $ 35,464   $ 34,417
Charged to general and administrative -
   affiliates:
   Partnership administration ............     27,393     29,782
   Asset management fee ..................     41,946     39,269
                                             --------   --------

                                             $104,803   $103,468
                                             ========   ========

Payable to affiliates - General Partner at June 30, 1998, and December 31, 1997, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership reported a net loss of $34,229 and $76,994 for the three month and six month periods ended June 30, 1998. The losses were 3.2% and 8.6% greater than the losses reported for the same periods of 1997, respectively.

The occupancy rate at Harbour Club II Apartments was 94% at June 30, 1998. The occupancy rate at December 31, 1997 was 89%. Operations at Harbour Club II Apartments for the second quarter provided sufficient cash flow to pay the property's operating expenses as well as debt service on the related mortgage note. However, the property is in need of major capital improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

The Partnership's rental revenue increased $23,840 or 6.9% and $30,164 or 4.4% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. The increase in rental revenue was mostly the result of increased rental rates at Harbour Club II Apartments. Rental rates were increased an average of 3.1% beginning in January 1998. In addition to increased rental rates, rental losses, such as vacancy, decreased 6.6% for the periods ended June 30, 1998 as compared to the same periods of 1997.

Interest revenue increased 28% and 57% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. The increase was due to a increased amounts of cash and cash equivalents invested in interest-bearing accounts.

Expenses:

Total Partnership expenses increased $25,680 or 6.8% and $39,123 or 5.1% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. Most of the increase was concentrated in repair and maintenance expense and general and administrative expense.

Repair and maintenance expense increased 22.3% and 13.8% for the three month and six month periods ended June 30, 1998 as compared to the same periods of 1997. In 1997, costs associated with the replacement of appliances were material enough to qualify for capitalization in accordance with the Partnership's capitalization policy. Similar costs in 1998 did not qualify for capitalization and were, therefore, expensed.

General and administrative expenses increased $10,930 to $20,566 and $16,605 to $39,473 for the three month and six month periods ended June 30, 1998, respectively, as compared to the same periods of 1997. The increase was principally due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $132,118 for the first six months of 1998, a 36% decrease from cash flow provided during the first six months of 1997. An increase in cash received from tenants was more than offset by increased payments to suppliers, affiliates and for property taxes.

Cash used for additions to real estate improvements totaled $79,696 for the six months ended June 30, 1998 an increase over the $45,834 expended for improvements for the +same period of 1997. Scheduled monthly principal payments on the Partnership's mortgage note totaled $26,358 for the six months ended June 30, 1998 as compared to $24,461 for the same period of 1997.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents amounted to $334,335 at June 30, 1998, an increase of $26,064 from the balance of cash and cash equivalents at December 31, 1997. The General Partner considers the
Partnership's cash reserves adequate for anticipated operations for the remainder of 1998.

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

Harbour Club II Apartments is part of a four-phase apartment complex located in Belleville, Michigan. Phases I and III of the complex are owned by partnerships affiliated with the General Partner. Phase IV is owned by an unaffiliated entity. McREMI managed all four phases of the complex until December 1992, when the property management agreement between McREMI and Phase IV was canceled.

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

Other Information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at its property. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

                           PART II. OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

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

         27. Financial Data Schedule for the quarter ended June 30, 1998.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL REAL ESTATE FUND XXIII, L.P.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner





August 14, 1998                      By:  /s/  Ron K. Taylor
---------------                         ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                            Investors, Inc.
                                          (Principal Financial Officer)




August 14, 1998                      By:  /s/  Carol A. Fahs
---------------                         ----------------------------------------
Date                                      Carol A. Fahs
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)