Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1998-11-16
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended         September 30, 1998
                                      ------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1998                 1997
                                                                        ------------         ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $   239,966         $   239,966
   Buildings and improvements ...................................          6,383,176           6,260,613
                                                                         -----------         -----------
                                                                           6,623,142           6,500,579
   Less:  Accumulated depreciation ..............................         (3,423,225)         (3,197,623)
                                                                         -----------         -----------
                                                                           3,199,917           3,302,956

Cash and cash equivalents .......................................            326,250             308,271
Cash segregated for security deposits ...........................             44,624              43,947
Accounts receivable and other assets ............................             33,550              16,818
Escrow deposits .................................................            120,024              50,876
                                                                         -----------         -----------

                                                                         $ 3,724,365         $ 3,722,868
                                                                         ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ......................................        $ 3,699,462         $ 3,726,154
Accounts payable and accrued expenses ...........................             68,079              66,691
Accrued property taxes ..........................................             87,003              44,676
Payable to affiliates - General Partner .........................            484,839             402,922
Security deposits and deferred rental revenue ...................             89,514              50,364
                                                                         -----------         -----------
                                                                           4,428,898           4,290,807
                                                                         -----------         -----------

Partners' equity (deficit):
   Limited  partners - 45,000,000 Units authorized;
     11,492,696 and 11,512,696 Units outstanding at
     September 30, 1998 and December 31, 1997, respectively
     (6,631,985 and 6,651,985 Current Income Units out-
     standing at September 30, 1998 and December 31, 1997,
     respectively;  4,860,711 Growth/Shelter Units out-
     standing at September 30, 1998 and December 31, 1997) ......         (5,554,702)         (5,419,474)
   General Partner ..............................................          4,850,169           4,851,535
                                                                         -----------         -----------
                                                                            (704,533)           (567,939)
                                                                         -----------         -----------

                                                                         $ 3,724,365         $ 3,722,868
                                                                         ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                           September 30,
                                             -------------------------------         -------------------------------
                                                1998                 1997                1998                1997
                                             -----------         -----------         -----------         -----------
Revenue:
   Rental revenue ...................        $   382,382         $   359,219         $ 1,098,160         $ 1,044,833
   Interest .........................              3,650               3,355              11,479               8,353
                                             -----------         -----------         -----------         -----------
     Total revenue ..................            386,032             362,574           1,109,639           1,053,186
                                             -----------         -----------         -----------         -----------

Expenses:
   Interest .........................             84,277              85,260             253,586             258,284
   Depreciation .....................             76,690              66,286             225,602             205,724
   Property taxes ...................             29,001              30,573              87,003              91,719
   Personnel expenses ...............             51,632              52,781             153,527             146,964
   Utilities ........................             19,934              12,749              78,502              70,817
   Repair and maintenance ...........             77,947              70,197             171,519             152,421
   Property management
     fees - affiliates ..............             19,556              17,963              55,020              52,380
   Other property operating
     expenses .......................             21,027              15,416              47,094              42,475
   General and administrative .......             30,403               9,048              69,876              31,916
   General and administrative -
     affiliates .....................             35,165              33,477             104,504             102,528
                                             -----------         -----------         -----------         -----------
     Total expenses .................            445,632             393,750           1,246,233           1,155,228
                                             -----------         -----------         -----------         -----------

Net loss ............................        $   (59,600)        $   (31,176)        $  (136,594)        $  (102,042)
                                             ===========         ===========         ===========         ===========

Net loss allocated to
   limited partners - Current
   Income Units .....................        $    (5,364)        $    (2,806)        $   (12,293)        $    (9,184)
Net loss allocated to
   limited partners - Growth/
   Shelter Units ....................            (53,640)            (28,059)           (122,935)            (91,838)
Net loss allocated to
   General Partner ..................               (596)               (311)             (1,366)             (1,020)
                                             -----------         -----------         -----------         -----------

Net loss ............................        $   (59,600)        $   (31,176)        $  (136,594)        $  (102,042)
                                             ===========         ===========         ===========         ===========

Net loss per thousand limited
   partnership units:
   Current Income Units .............        $      (.81)        $      (.42)        $     (1.85)        $     (1.38)
                                             ===========         ===========         ===========         ===========

   Growth/Shelter Units .............        $    (11.03)        $     (5.77)        $    (25.29)        $    (18.89)
                                             ===========         ===========         ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                        Total
                                              General             Limited              Partners'
                                              Partner             Partners         Equity (Deficit)
                                            ------------        ------------       ----------------
Balance at December 31, 1996 .......        $ 4,852,460         $(5,327,850)        $  (475,390)

Net loss:
   General Partner .................             (1,020)                 --              (1,020)
   Current Income Units ............                 --              (9,184)             (9,184)
   Growth/Shelter Units ............                 --             (91,838)            (91,838)
                                            -----------         -----------         -----------
     Total net loss ................             (1,020)           (101,022)           (102,042)
                                            -----------         -----------         -----------

Balance at September 30, 1997 ......        $ 4,851,440         $(5,428,872)        $  (577,432)
                                            ===========         ===========         ===========


Balance at December 31, 1997........        $ 4,851,535         $(5,419,474)        $  (567,939)

Net loss:
   General Partner .................             (1,366)                 --              (1,366)
   Current Income Units ............                 --             (12,293)            (12,293)
   Growth/Shelter Units ............                 --            (122,935)           (122,935)
                                            -----------         -----------         -----------
     Total net loss ................             (1,366)           (135,228)           (136,594)
                                            -----------         -----------         -----------

Balance at September 30, 1998 ......        $ 4,850,169         $(5,554,702)        $  (704,533)
                                            ===========         ===========         ===========





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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                  Nine Months Ended
                                                                    September 30,
                                                          --------------------------------
                                                             1998                1997
                                                          ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ....................        $ 1,126,060         $ 1,059,977
   Cash paid to suppliers ........................           (525,038)           (410,847)
   Cash paid to affiliates .......................            (77,607)            (51,742)
   Interest received .............................             11,479               8,353
   Interest paid .................................           (240,617)           (245,296)
   Property taxes paid and escrowed ..............           (113,824)            (67,646)
                                                          -----------         -----------
Net cash provided by operating activities ........            180,453             292,799
                                                          -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..........           (122,563)           (116,532)
                                                          -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable .....................................            (39,911)            (37,037)
                                                          -----------         -----------

Net increase in cash and cash equivalents ........             17,979             139,230

Cash and cash equivalents at beginning of
   period ........................................            308,271             193,812
                                                          -----------         -----------

Cash and cash equivalents at end of period........        $   326,250         $   333,042
                                                          ===========         ===========





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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      ----------------------------
                                                                         1998             1997
                                                                      ----------        ----------
Net loss .....................................................        $(136,594)        $(102,042)
                                                                      ---------         ---------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation ..............................................          225,602           205,724
   Amortization of discount on mortgage
     note payable ............................................           13,219            13,219
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................             (677)             (651)
     Accounts receivable and other assets ....................          (16,732)           (1,055)
     Escrow deposits .........................................          (69,148)           23,888
     Accounts payable and accrued expenses ...................            1,388            (8,014)
     Accrued property taxes ..................................           42,327            48,200
     Payable to affiliates - General Partner .................           81,917           103,166
     Security deposits and deferred rental
       revenue ...............................................           39,151            10,364
                                                                      ---------         ---------
       Total adjustments .....................................          317,047           394,841
                                                                      ---------         ---------

Net cash provided by operating activities ....................        $ 180,453         $ 292,799
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

                               September 30, 1998


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees in the amount of $271,296 were outstanding at September 30, 1998.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                       1998            1997
                                                     --------        --------

Property management fees ....................        $ 55,020        $ 52,380
Charged to general and administrative -
   affiliates:
   Partnership administration ...............          42,996          44,037
   Asset management fee .....................          61,508          58,491
                                                     --------        --------

                                                     $159,524        $154,908
                                                     ========        ========

Payable to affiliates - General Partner at September 30, 1998, and December 31, 1997, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

Note 4.
-------

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid.

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Because McNeil Real Estate Fund XXIII, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership incurred increased losses for the three month and nine month periods ended September 30, 1998 than for the same periods of 1997. Net loss increased $28,424 to $59,600 for the three month period, while net loss increased $34,552 to $136,594 for the nine month period.

The occupancy rate at Harbour Club II Apartments was 96% at September 30, 1998. The occupancy rate at December 31, 1997 was 89%. Operations at Harbour Club II Apartments for 1998 have provided sufficient cash flow to pay the property's operating expenses as well as debt service on the related mortgage note. However, the property is in need of major capital improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

The Partnership's rental revenue increased $23,163 or 6.4% and $53,327 or 5.1% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. The Partnership increased rental rates 3.1% at the beginning of 1998. In addition, rental losses, such as vacancy and concessions, decreased 12.7% for the periods ended September 30, 1998 as compared to the same periods of 1997.

Expenses:

Partnership expenses increased $51,882 or 13.2% and $91,005 or 7.9% for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. On a percentage basis, expenses increased the most in utilities, repair and maintenance, other operating expenses, general and administrative expenses and depreciation.

Utilities expense increased $7,185 to $19,934 and $7,685 to $78,502 for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. Costs for water and sewer charges, and to a lesser extent, electricity charges, increased as a result of increased occupancy at Harbour Club II Apartments.

Repair and maintenance expense increased $7,750 and $19,098 for the three month and nine month periods ended September 30, 1998 as compared to the same periods of 1997. In December 1997, a fire damaged two apartment units as Harbour Club II Apartments. Costs incurred to repair the fire-damaged units totaled $34,385. The Partnership's insurance carrier will reimburse the Partnership for all of these costs except for a $10,000 deductible. The $10,000 deductible charge is the principal reason for the increase in repair and maintenance expense.

Other operating expenses increased $5,611 to $21,027 and $4,619 to $47,094 for the three month and nine month periods ended September 30, 1998 as compared to the same periods or 1997. The Partnership incurred increased costs for legal fees, collection expenses, and property insurance.

General and administrative expenses increased $21,355 to $30,403 and $37,960 to $69,876 for the three month and nine month periods ended September 30, 1998, respectively, as compared to the same periods of 1997. The increase is due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $180,453 for the first nine months of 1998, a decrease of 38% from cash flow provided during the first nine months of 1997. Increases in cash paid to suppliers, affiliates, and for property taxes were greater than the increase in cash receipts from tenants.

Cash used for investing and financing activities did not significantly change in 1998 as compared to 1997. The Partnership continues to invest minimal amounts into capital improvements at Harbour Club II Apartments and to pay down the mortgage note as called for by terms of the mortgage note agreement.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents totaled to $326,250 at September 30, 1998, an increase of $17,979 from the balance of cash and cash equivalents at December 31, 1997. The General Partner considers the
Partnership's cash reserves adequate for anticipated operations for the remainder of 1998.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid.

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Because McNeil Real Estate Fund XXIII, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27. Financial Data Schedule for the quarter ended September 30, 1998.

b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL REAL ESTATE FUND XXIII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





November 16, 1998                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 16, 1998                 By:  /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                   Carol A. Fahs
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)