Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1999-03-31
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended           December 31, 1998
                                ------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

11,487,696 of the Registrant's 11,492,696 limited partnership units are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 31

                                TOTAL OF 33 PAGES

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

On February 25, 1986, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 33-1620) and commenced a public offering for the sale of $45,000,000 of limited partnership units. Two classes of limited partnership units were offered, designated as Current Income Units and Growth/Shelter Units (referred to collectively as "Units"). The Units represent equity interests in the
Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on February 24, 1987, with 16,204,041 Units (9,461,580 Current Income Units and 6,742,461 Growth/Shelter Units) sold at $1 each, or gross proceeds of
$16,204,041. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-15459). In 1991, 76,000 Units were rescinded and in 1994, 20,000 Units were relinquished. On January 1, 1996, pursuant to the Partnership's bankruptcy reorganization plan, the Partnership redeemed 4,485,345 Units for cash consideration equal to 1/1,000th of a dollar per Unit redeemed. 110,000 and 20,000 Units were relinquished in 1997 and 1998, respectively, leaving 11,492,696 Units (6,631,985 Current Income Units and 4,860,711 Growth/Shelter Units) outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential real estate. At December 31, 1998, the Partnership owned one income-producing property as described in Item 2
- Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property and respond to changing economic and competitive factors.

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the investment portfolio of the Partnership at December 31, 1998. The buildings and the land on which the property is located are owned by the Partnership in fee, subject to a first lien deed of trust as described more fully in Item 8 - Note 6 - "Mortgage Note Payable." See also Item 8 - Note 5 - "Real Estate Investment" and Schedule III - "Real Estate Investment and Accumulated Depreciation." In the opinion of management, the property is adequately covered by insurance.

                                            Net Basis of                      1998             Date
Property              Description            Property            Debt      Property Taxes    Acquired
--------              -----------          -------------        ------     --------------    --------
Harbour Club II (1)   Apartments
   Belleville, MI     220 units            $3,286,043        $ 3,692,420      $ 110,109        6/86

(1) Harbour Club II Apartments is owned by Beckley Associates which is 99.99% owned by the Partnership.

The following table sets forth the property's occupancy rate and rent per square foot for the last five years:

                                        1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  ------------
Harbour Club II
   Occupancy Rate............             94%             89%            92%            92%             86%
   Rent Per Square Foot......           $7.36           $6.99          $6.60          $6.55           $5.96

Occupancy rate represents all units leased divided by the total number of units of the property as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property. No residential tenant leases 10% or more of the available rental space.

Competitive conditions
----------------------

Harbour Club II Apartments, located in Belleville, Michigan, was built in 1971 as a part of a four-phase apartment complex. The property offers a complete package of amenities including a golf course, clubhouse, exercise room, tanning beds, tennis courts, saunas, boat docks and launch, and playgrounds. Average occupancy rates in the Belleville market increased in 1998 to an average of 94%. Harbour Club II's closest competitor has rental rates approximately $50 per month above Harbour Club II's rates. The lack of capital improvements at Harbour Club II Apartments has constricted the property's ability to increase rental rates to the levels charged by competitors. The property has a large amount of deferred maintenance and has been unable to generate cash to meet its capital improvement needs. The property's ability to compete effectively in its market will be determined by the amount of capital dollars spent to upgrade the property to market standards.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)   Title of Class                    Number of Record Unit Holders

      Limited partnership units         779 as of February 1, 1999

(C) No distributions were made to the partners during 1998 or 1997 and none are anticipated in 1999. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Note 1 - "Organization and Summary of Significant Accounting Policies - Distributions."

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                             Years Ended December 31,
Operations                              1998           1997            1996           1995           1994
------------------                  -------------  -------------  --------------  -------------  --------
Rental revenue ...............    $   1,476,246     $   1,398,644     $ 1,324,331     $ 1,591,118     $ 1,894,443
Write-down for impairment
 of real estate ..............               --                --              --              --        (661,921)
Gain on disposition of real
 estate ......................               --                --              --         554,047              --
Income (loss) before
 extraordinary items .........         (146,178)          (92,549)       (180,141)         14,174      (1,465,830)
Extraordinary items ..........               --                --              --       1,435,024              --
Net income (loss) ............         (146,178)          (92,549)       (180,141)      1,449,198      (1,465,830)

Net income (loss) per thousand
 limited partnership units:
 Income (loss) before
  extraordinary items:
 Current Income Units ........    $       (1.98)     $      (1.25)     $    (2.43)    $     28.89     $    (14.01)
 Growth/Shelter Units ........           (27.07)           (17.14)         (32.81)         (38.59)        (197.23)
 Extraordinary items:
 Current Income Units ........               --                --              --           88.20              --
 Growth/Shelter Units ........               --                --              --           88.20              --

 Net income (loss):
 Current Income Units ........               (1.98)            (1.25)       (2.43)         117.09          (14.01)
 Growth/Shelter Units ........              (27.07)           (17.14)      (32.81)          49.61         (197.23)

                                                            As of December 31,
Balance Sheets                    1998            1997             1996           1995            1994
--------------                 -----------     -----------     -----------     -----------     -----------
Real estate investment, net    $ 3,286,043     $ 3,302,956     $ 3,354,442     $ 3,428,097     $ 3,546,322
Asset held for sale .......             --              --              --              --       2,373,130
Total assets ..............      3,709,811       3,722,868       3,701,423       3,825,824       6,520,408
Mortgage note payable, net       3,692,420       3,726,154       3,758,380       3,787,802       3,814,667
Liabilities subject to
   compromise .............             --              --              --              --       4,184,977
Partners' deficit .........       (714,117)       (567,939)       (475,390)       (290,769)     (1,739,967)

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. At the end of 1998, the Partnership owned one apartment property, Harbour Club II Apartments, located in Belleville, Michigan. Harbour Club II Apartments is subject to mortgage indebtedness.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

The Partnership's rental revenue increased $77,602 or 5.5% in 1998 as compared to 1997. The Partnership increased base rental rates 3.1% at the beginning of 1998. In addition, vacancy and other rental losses decreased $27,178 or 14.9% for 1998 as compared to 1997. Harbour Club II Apartments was 94% occupied at the end of December 1998, an increase from the 89% occupancy rate at the end of 1997.

The Partnership recorded a $6,201 gain on involuntary conversion in 1998 as a result of a fire that destroyed one apartment unit and damaged two adjacent units and a hallway. No such gain was recorded in 1997.

Expenses:

Partnership  expenses  increased  $141,283  or 9.4% in 1998 as compared to 1997.
Significant   increases  were  reported  in  personnel  expenses,   repairs  and
maintenance, and general and administrative expenses.

Personnel  expenses  increased 9.5% in 1998 as compared to 1997. The Partnership increased wage and salary rates and benefits in order to retain property personnel in a competitive job market. Retention of a stable work force is one factor that promotes stable property operations and increased tenant satisfaction.

Repair and maintenance expenses increased 9.6% in 1998 as compared to 1997. The Partnership increased expenditures in 1998 for replacement of interior fixtures such as countertops and ceiling fans, as well as for landscaping and grounds maintenance.

General and administrative expenses increased $65,902 to $106,337 in 1998. The increase is due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

1997 compared to 1996

Revenue:

Rental revenue at Harbour Club II Apartments increased $74,313 or 5.6% for 1997 as compared to 1996. Management was able to implement small increases in base rental rates at Harbour Club II Apartments during 1997. Average occupancy rates and other rental losses were essentially unchanged in 1997 as compared to 1996.

Interest income increased $3,084 or 38% for 1997 as compared to 1996. The increase is the result of increased levels of Partnership cash and cash equivalents invested in interest-earning accounts.

Expenses:

Total Partnership expenses decreased $10,195 or 0.7% for 1997 as compared to 1996. Decreases in interest expense and other property operating expenses were partially offset by increased repair and maintenance expenses.

Interest expense decreased $22,850 or 6.2% for 1997 because the Partnership is no longer required to pay mortgage insurance premiums. The former holder of the mortgage note, the Department of Housing and Urban Development ("HUD"), required mortgage insurance premiums be paid with the scheduled monthly debt service payments. Early in 1997, HUD sold its interest in the mortgage note to another unaffiliated holder. The new holder does not require mortgage insurance premiums. This change in debt service requirements accounts for $20,026 of the decrease in interest expense in 1997 compared to 1996.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash flows from operations decreased $97,338 to $297,687 in 1998. Increases in cash paid to suppliers, cash paid to affiliates, and cash paid for property taxes exceeded the increase in cash received from tenants.

The Partnership has increased its expenditures for capital improvements over the past four years. Capital improvements have increased from $124,698 in 1995 to $301,749 in 1998. Continued funding of capital improvements is critical to the long-term success of Harbour Club II Apartments. The Partnership has lacked the resources to complete all the capital improvements that management would like to complete. Until these capital improvements are completed, the property will be unlikely to realize rental rates that are achieved by its competitors in the Belleville market. Capital improvements for 1998 were funded by cash flow from operations and the Partnership's cash reserves. Cash flow from operations were also used to repay $53,733 of mortgage indebtedness through regularly scheduled debt service payments.

Of the $301,749 of capital improvements funded during 1998, $34,385 was expended to restore and repair damage caused by a December 1997 fire that destroyed one unit and damaged two adjacent units and a hallway. During 1998, the Partnership received $13,375 of proceeds from its insurance carrier to reimburse the Partnership for these costs. The Partnership expects to receive an additional $11,010 of insurance reimbursements in 1999.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents amounted to $263,851 at December 31, 1998, a decrease of $44,420 from the balance of cash and cash equivalents at December 31, 1997. The General Partner considers the Partnership's cash reserves adequate for normal operating expenses, for debt service payments, and for limited capital improvements in 1999. However, Harbour Club II Apartments is in need of extensive capital improvements to enable the property to compete effectively in the local market. Projected cash flows from operations will not be adequate to fund such extensive capital improvements. To date, the Partnership has been unable to secure financing for the needed capital improvements. The Partnership has no established lines of credit from outside sources.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

YEAR 2000 DISCLOSURE
--------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                     --------
INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       14

   Balance Sheets at December 31, 1998 and 1997...................................                       15

   Statements of Operations for each of the three years in the period
   ended December 31, 1998........................................................                       16

   Statements of Partners' Equity (Deficit) for each of the three years
   in the period ended December 31, 1998..........................................                       17

   Statements of Cash Flows for each of the three years in the period
   ended December 31, 1998........................................................                       18

   Notes to Financial Statements..................................................                       20

   Financial Statement Schedule -

      Schedule III - Real Estate Investment and Accumulated
         Depreciation.............................................................                       27




All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of McNeil Real Estate Fund XXIII, L.P.:


We have audited the accompanying balance sheets of McNeil Real Estate Fund XXIII, L.P. (a California limited partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XXIII, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS


                                                                           December 31,
                                                                 --------------------------------
                                                                     1998                1997
                                                                 ------------        ------------
ASSETS
-------

Real estate investment:
   Land .................................................        $   239,966         $   239,966
   Buildings and improvements ...........................          6,534,417           6,260,613
                                                                 -----------         -----------
                                                                   6,774,383           6,500,579
   Less:  Accumulated depreciation ......................         (3,488,340)         (3,197,623)
                                                                 -----------         -----------
                                                                   3,286,043           3,302,956

Cash and cash equivalents ...............................            263,851             308,271
Cash segregated for security deposits ...................             47,679              43,947
Accounts receivable and other assets ....................             20,971              16,818
Escrow deposits .........................................             91,267              50,876
                                                                 -----------         -----------

                                                                 $ 3,709,811         $ 3,722,868
                                                                 ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ..............................        $ 3,692,420         $ 3,726,154
Accounts payable and accrued expenses ...................            100,291              66,691
Accrued property taxes ..................................             47,083              44,676
Payable to affiliates - General Partner .................            521,770             402,922
Deferred gain on involuntary conversion .................              5,106                  --
Security deposits and deferred rental revenue ...........             57,258              50,364
                                                                 -----------         -----------
                                                                   4,423,928           4,290,807
                                                                 -----------         -----------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,492,696 and 11,512,696 Units  outstanding at
     December 31, 1998 and 1997,  respectively ..........         (6,631,985
     and 6,651,985  Current  Income Units  outstanding at
     December 31, 1998 and 1997, respectively; 4,860,711
     Growth/Shelter Units outstanding at December 31,
     1998 and 1997) .....................................         (5,564,190)         (5,419,474)
   General Partner ......................................          4,850,073           4,851,535
                                                                 -----------         -----------
                                                                    (714,117)           (567,939)
                                                                 -----------         -----------
                                                                 $ 3,709,811         $ 3,722,868
                                                                 ===========         ===========


                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS

                                                                 For the Years Ended December 31,
                                                        ---------------------------------------------------
                                                            1998               1997                1996
                                                        -----------         -----------         -----------
Revenue:
   Rental revenue ..............................        $ 1,476,246         $ 1,398,644         $ 1,324,331
   Interest ....................................             15,104              11,253               8,169
   Gain on involuntary conversion ..............              6,201                  --                  --
                                                        -----------         -----------         -----------
     Total revenue .............................          1,497,551           1,409,897           1,332,500
                                                        -----------         -----------         -----------

Expenses:
   Interest ....................................            339,968             343,306             366,156
   Depreciation ................................            305,584             282,201             267,079
   Property taxes ..............................            110,109             104,476             101,291
   Personnel expenses ..........................            206,209             188,365             193,887
   Utilities ...................................             96,979              91,947              97,183
   Repairs and maintenance .....................            194,855             177,753             156,587
   Property management fees - affiliates .......             73,718              70,248              65,869
   Other property operating expenses ...........             68,086              59,813              77,842
   General and administrative ..................            106,337              40,435              36,825
   General and administrative - affiliates .....            141,884             143,902             144,560
   Reorganization expenses .....................                 --                  --               5,362
                                                        -----------         -----------         -----------
     Total expenses ............................          1,643,729           1,502,446           1,512,641
                                                        -----------         -----------         -----------

Net loss .......................................        $  (146,178)        $   (92,549)        $  (180,141)
                                                        ===========         ===========         ===========

Net loss allocated to limited partners -
   Current Income Units ........................        $   (13,156)        $    (8,330)        $   (16,213)
Net loss allocated to limited partners -
   Growth/Shelter Units ........................           (131,560)            (83,294)           (162,127)
Net loss allocated to General Partner ..........             (1,462)               (925)             (1,801)
                                                        -----------         -----------         -----------
Net loss .......................................        $  (146,178)        $   (92,549)        $  (180,141)
                                                        ===========         ===========         ===========

Net loss per thousand limited partnership units:
   Current Income Units:
     Net loss ..................................        $     (1.98)        $     (1.25)        $     (2.43)
                                                        ===========         ===========         ===========

   Growth/Shelter Units:
     Net loss ..................................        $    (27.07)        $    (17.14)        $    (32.81)
                                                        ===========         ===========         ===========



                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                                      Total
                                                       General                 Limited              Partners'
                                                       Partner                Partners         Equity (Deficit)
                                                  --------------          ---------------      ----------------
Balance at December 31, 1995..............        $    4,854,261          $   (5,145,030)       $     (290,769)

Redemption of limited partner units:
   Current Income Units...................                    --                  (2,737)               (2,737)
   Growth/Shelter Units...................                    --                  (1,743)               (1,743)
                                                   -------------           -------------         -------------
Total redemption..........................                    --                  (4,480)               (4,480)
                                                   -------------           -------------         -------------

Net loss:
   General Partner........................                (1,801)                     --                (1,801)
   Current Income Units...................                    --                 (16,213)              (16,213)
   Growth/Shelter Units...................                    --                (162,127)             (162,127)
                                                   -------------           -------------         -------------
Total net loss............................                (1,801)               (178,340)             (180,141)
                                                   -------------           -------------         -------------

Balance at December 31, 1996..............             4,852,460              (5,327,850)             (475,390)

Net loss:
   General Partner........................                  (925)                     --                  (925)
   Current Income Units...................                    --                  (8,330)               (8,330)
   Growth/Shelter Units...................                    --                 (83,294)              (83,294)
                                                   -------------           -------------         -------------
Total net loss............................                  (925)                (91,624)              (92,549)
                                                   -------------           -------------         -------------

Balance at December 31, 1997..............             4,851,535              (5,419,474)             (567,939)

Net loss:
   General Partner........................                (1,462)                     --                (1,462)
   Current Income Units...................                    --                 (13,156)              (13,156)
   Growth/Shelter Units...................                    --                (131,560)             (131,560)
                                                   -------------           -------------         -------------
Total net loss............................                (1,462)               (144,716)             (146,178)
                                                   -------------           -------------         -------------

Balance at December 31, 1998..............        $    4,850,073          $   (5,564,190)       $     (714,117)
                                                   =============           =============         =============






                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents


                                                         For the Years Ended December 31,
                                              ----------------------------------------------------
                                                  1998                1997                1996
                                              ------------        ------------        ------------
Cash flows from operating activities:
   Cash received from tenants ........        $ 1,522,298         $ 1,415,663         $ 1,339,047
   Cash paid to suppliers ............           (674,563)           (530,303)           (621,756)
   Cash paid to affiliates ...........            (96,754)            (70,010)            (65,865)
   Reorganization costs paid, net ....                 --                  --              (5,362)
   Interest received .................             15,104              11,253               8,169
   Interest paid .....................           (320,305)           (325,992)           (349,610)
   Property taxes paid and escrowed ..           (148,093)           (105,586)            (99,871)
                                              -----------         -----------         -----------
Net cash provided by operating
   activities ........................            297,687             395,025             204,752
                                              -----------         -----------         -----------

Cash flows from investing activities:
   Additions to real estate
     investments .....................           (301,749)           (230,715)           (193,424)
   Proceeds from insurance claim .....             13,375                  --                  --
                                              -----------         -----------         -----------
Net cash used in investing activities            (288,374)           (230,715)           (193,424)
                                              -----------         -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable ...................            (53,733)            (49,851)            (46,258)
   Redemption of limited partner units                 --                  --              (4,480)
                                              -----------         -----------         -----------
Net cash used in financing activities             (53,733)            (49,851)            (50,738)
                                              -----------         -----------         -----------

Net increase (decrease) in cash and
     cash equivalents ................            (44,420)            114,459             (39,410)

Cash and cash equivalents at
     beginning of year ...............            308,271             193,812             233,222
                                              -----------         -----------         -----------

Cash and cash equivalents at end
     of year .........................        $   263,851         $   308,271         $   193,812
                                              ===========         ===========         ===========


See discussion of noncash investing and financing activities in Note 3 - "Transactions with Affiliates" and Note 7 - "Gain on Involuntary Conversion."





                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                      For the Years Ended December 31,
                                             ----------------------------------------------
                                                1998               1997             1996
                                             ----------        ----------        ----------

Net loss ............................        $(146,178)        $ (92,549)        $(180,141)
                                             ---------         ---------         ---------

Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation .....................          305,584           282,201           267,079
   Amortization of discounts on
     mortgage notes payable .........           19,999            17,625            16,836
   Gain on involuntary conversion ...           (6,201)               --                --
   Changes in assets and liabilities:
     Cash segregated for security
       deposits .....................           (3,732)             (651)           11,625
     Accounts receivable and
       other assets .................            6,857            (3,569)            5,039
     Escrow deposits ................          (40,391)           45,748            (5,328)
     Accounts payable and accrued
       expenses .....................           33,600            (6,888)          (47,032)
     Accrued property taxes .........            2,407             1,157               377
     Payable to affiliates - General
       Partner ......................          118,848           144,140           144,564
     Security deposits and deferred
       rental revenue ...............            6,894             7,811            (8,267)
                                             ---------         ---------         ---------

         Total adjustments ..........          443,865           487,574           384,893
                                             ---------         ---------         ---------

Net cash provided by operating
   activities .......................        $ 297,687         $ 395,025         $ 204,752
                                             =========         =========         =========






                 See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


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

The Partnership is engaged in real estate activities, including the ownership, operation and management of residential real estate and other real estate related assets. At December 31, 1998, the Partnership owned one income-producing property as described in Note 5 - "Real Estate Investment."

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Adoption of Recent Accounting Pronouncements
---------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investment
----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Discount on Mortgage Note Payable
---------------------------------

The discount on the mortgage note payable is amortized over the remaining term of the mortgage note using the effective interest method. Amortization of the discount on the mortgage note payable is included in interest expense on the Statements of Operations.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocation of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these criteria.

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

Net Income (Loss) Per Thousand Limited Partnership Units
--------------------------------------------------------

Net income (loss) per thousand limited partner Current Income and Growth/Shelter units ("Units") is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding expressed in thousands. Per thousand Unit information has been computed based on 6,632, 6,652 and 6,682 weighted average Current Income Units (in thousands) outstanding in 1998, 1997 and 1996, respectively, and 4,861, 4,861 and 4,941 weighted average Growth/Shelter Units outstanding in 1998, 1997 and 1996, respectively.

NOTE 2 - CHAPTER 11 REORGANIZATION
-----------------------------------

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

The Partnership's Reorganization Plan and Disclosure Statement were submitted February 20, 1995, to a vote of the impaired creditors, as defined. The impaired creditors included a class of creditors who had filed a judgment lien against Woodbridge Apartments in connection with an Illinois rescission suit. The judgment lien creditors filed objections to confirmation of the Reorganization Plan. On April 18, 1995, the Bankruptcy Court granted an order to sell Woodbridge Apartments but denied confirmation of the Reorganization Plan. The Partnership filed an appeal of the Bankruptcy Court's ruling and, in the meantime, attempted to settle the matter with the judgment lien creditors that would allow for confirmation of the Reorganization Plan. On May 10, 1995, the Reorganization Plan was amended to provide for full payment to the judgment lien creditors. The Reorganization Plan, as amended, was subsequently confirmed by the Bankruptcy Court on May 17, 1995. The Partnership sold Woodbridge Apartments on May 25, 1995.

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

Under the terms of the Amended Partnership Agreement, the Partnership incurs an asset management fee payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for each property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                   For the Years Ended December 31,
                                             ----------------------------------------
                                              1998             1997            1996
                                             --------        --------        --------
Property management fees - affiliates        $ 73,718        $ 70,248        $ 65,869
Charged to general and
   administrative - affiliates:
   Partnership administration .......          56,674          60,011          70,979
   Asset management fee .............          85,210          83,891          73,581
                                             --------        --------        --------

                                             $215,602        $214,150        $210,429
                                             ========        ========        ========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consists of property management fees, reimbursable costs and asset management fees that are due and payable from current operations.

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

The Partnership's net assets and liabilities for tax reporting purposes exceeded the net assets and liabilities for financial purposes by $2,343,520, $2,314,356 and $2,271,179 at December 31, 1998, 1997 and 1996, respectively.

NOTE 5 - REAL ESTATE INVESTMENT
-------------------------------

The basis and accumulated depreciation of the Partnership's real estate investment at December 31, 1998 and 1997, are set forth in the following table:

         Harbour Club II                                             December 31,
           Belleville, MI                                       1998                1997
         -----------------                                   -----------         -----------
Land ...............................................         $   239,966         $   239,966
Building and improvements ..........................           6,534,417           6,260,613
                                                              ----------         -----------
                                                               6,774,383           6,500,579
Accumulated depreciation ...........................          (3,488,340)         (3,197,623)
                                                              ----------         -----------

Net book value .....................................         $ 3,286,043         $ 3,302,956
                                                              ==========         ===========

The  Partnership's  real estate investment is encumbered by a mortgage note   as
discussed in Note 6 - "Mortgage Note Payable."

NOTE 6 - MORTGAGE NOTE PAYABLE
------------------------------

The following table sets forth the mortgage note payable of the Partnership at December 31, 1998 and 1997. The mortgage note payable is secured by the Partnership's real estate investment.

                          Mortgage        Annual              Monthly
                            Lien          Interest           Payments/                 December 31,
Property                 Position(a)      Rates %          Maturity Date           1998                1997
--------                 -----------      -------      --------------------   ---------------     ---------
Harbour Club II          First                7.50     $   31,170     05/24   $ 4,241,468       $  4,295,201
                         Discount (b)                                            (549,048)          (569,047)
                                                                               ----------        -----------

                                                                              $ 3,692,420       $  3,726,154
                                                                               ==========        ===========

(a)     The debt is non-recourse to the Partnership.

(b) The discount for Harbour Club II mortgage note is based on an effective interest rate of 9.13%.

Scheduled  principal   maturities  of  the  mortgage  note  under  the  existing
agreement, excluding the $549,048 discount, are as follows:

           1999.............................            $    57,891
           2000.............................                 62,385
           2001.............................                 67,229
           2002.............................                 72,448
           2003.............................                 78,072
           Thereafter ......................              3,903,443
                                                         ----------

              Total                                     $ 4,241,468
                                                         ==========

Based on borrowing rates currently available to the Partnership for a mortgage loan with similar terms and average maturities, the fair value of the mortgage note payable was approximately $4,238,000 and $4,387,000 at December 31, 1998 and 1997, respectively.

NOTE 7 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

On December 17, 1997, a fire destroyed one unit of Harbour Club II Apartments and damaged two adjacent units and a hallway. The cost to repair the fire damage was $34,385. The Partnership has received $13,375 of reimbursements from its insurance carrier, and expects to receive an additional $11,010. The Partnership will record an $11,307 gain on involuntary conversion equal to the insurance proceeds received and expected to be received less the $13,078 adjusted basis of the property damaged by the fire. Because all of the insurance proceeds have not been received at December 31, 1998, only $6,201 of the gain on involuntary conversion was recognized on the Statement of Operations for the year ended December 31, 1998. The remaining $5,106 of the gain on involuntary conversion was deferred and reported on the Partnership's December 31, 1998 Balance Sheet. The $5,106 deferred gain on involuntary conversion will be recognized when the Partnership receives the remainder of the insurance proceeds.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                                                                                       Costs
                                                      Initial Cost (a)              Cumulative      Capitalized
                                Related                       Buildings and       Write-down for    Subsequent
Description               Encumbrance (a)         Land        Improvements        Impairment (b)  To Acquisition
-----------               ---------------        ------       -------------       --------------  ---------------
APARTMENTS:

Harbour Club II (c)
   Belleville, MI          $    3,692,420    $      311,119    $    7,488,130     $ (2,104,290)    $   1,079,424
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

(b) The carrying value of Harbour Club II Apartments was reduced by $1,783,702 in 1992 and $320,588 in 1989.

(c) For Federal income tax purposes, the property is depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was $9,468,364 and accumulated depreciation was $6,279,390 at December 31, 1998.







                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period
                                                 Buildings and                        Accumulated
Description                      Land            Improvements          Total (c)      Depreciation
-----------                      ----            -------------         ---------      ------------
APARTMENT:

Harbour Club II (c)
   Belleville, MI             $      239,966     $    6,534,417   $      6,774,383    $   (3,488,340)
                               =============      =============    ===============     =============



(c) For Federal income tax purposes, the property is depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was $9,468,364 and accumulated depreciation was $6,279,390 at December 31, 1998.






                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.
                                  SCHEDULE III
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                December 31, 1998



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





(c) For Federal income tax purposes, the property is depreciated over lives ranging from 7-27.5 years using ACRS or MACRS methods. The aggregate cost of the real estate investment for Federal income tax purposes was $9,468,364 and accumulated depreciation was $6,279,390 at December 31, 1998.



                     See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                              Notes to Schedule III

               Real Estate Investment and Accumulated Depreciation


A summary of activity for the Partnership's real estate investment and accumulated depreciation is as follows:

                                                    For the Years Ended December 31,
                                         --------------------------------------------------
                                             1998               1997               1996
                                         -----------         -----------        -----------

Real estate investment:
Balance at beginning of year.....        $ 6,500,579         $ 6,269,864        $ 6,076,440

Improvements ....................            301,749             230,715            193,424

Assets replaced .................            (27,945)                 --                 --
                                         -----------         -----------        -----------

Balance at end of year ..........        $ 6,774,383         $ 6,500,579        $ 6,269,864
                                         ===========         ===========        ===========



Accumulated depreciation:

Balance at beginning of year ....        $ 3,197,623         $ 2,915,422        $ 2,648,343

Depreciation ....................            305,584             282,201            267,079

Assets replaced .................            (14,867)                 --                 --
                                         -----------         -----------        -----------

Balance at end of year ..........        $ 3,488,340         $ 3,197,623        $ 2,915,422
                                         ===========         ===========        ===========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------   --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

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

(B)      Security ownership of management.

         The General Partner owns 5,000 limited partnership units at February 1, 1999, which represents less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  -----------------------------------------------

The amendments to the Partnership compensation structure included in the Amended Partnership Agreement provide for an asset management fee to replace all other forms of General Partner compensation other than property management fees and reimbursements of certain costs. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. For the year ended December 31, 1998, the Partnership accrued $85,210 of such asset management fees. Total accrued but unpaid asset management fees of $294,998 were outstanding at December 31, 1998.

The Partnership pays property management fees equal to 5% of the gross rental receipts of its residential properties to McREMI, an affiliate of the General Partner, for providing property management and leasing services. Additionally, the Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership incurred $130,392 of such property management fees and reimbursements.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

See accompanying Index to Financial Statements at Item 8 - Financial Statements and Supplementary Data.

(A)      Exhibits

         Exhibit
         Number                   Description
         --------                 -----------
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

(B)           Reports on Form 8-K.  There were no reports on Form 8-K filed   by
              the  Partnership  during the quarter  ended December 31, 1998.

                       McNEIL REAL ESTATE FUND XXIII, L.P.

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            McNEIL REAL ESTATE FUND XXIII, L.P.


                            By:  McNeil Partners, L.P., General Partner

                                 By: McNeil Investors, Inc., General Partner



March 31, 1999                   By:  /s/  Robert A. McNeil
--------------                      --------------------------------------------
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




March 31, 1999                   By:  /s/  Ron K. Taylor
--------------                      --------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




March 31, 1999                   By:  /s/  Carol A. Fahs
--------------                      --------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)