Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XXIII LP
filed 1999-05-17
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended           March 31, 1999
                                      ------------------------------------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________ to _____________ Commission file number 0-15459
                           ----------



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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           March 31,         December 31,
                                                                             1999                1998
                                                                         ------------        ------------
ASSETS
------

Real estate investments:
   Land .........................................................        $   239,966         $   239,966
   Buildings and improvements ...................................          6,545,368           6,534,417
                                                                         -----------         -----------
                                                                           6,785,334           6,774,383
   Less:  Accumulated depreciation ..............................         (3,569,993)         (3,488,340)
                                                                         -----------         -----------
                                                                           3,215,341           3,286,043

Cash and cash equivalents .......................................            315,188             263,851
Cash segregated for security deposits ...........................             49,079              47,679
Accounts receivable and other assets ............................             20,828              20,971
Escrow deposits .................................................            118,192              91,267
                                                                         -----------         -----------

                                                                         $ 3,718,628         $ 3,709,811
                                                                         ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ......................................        $ 3,683,160         $ 3,692,420
Accounts payable and accrued expenses ...........................             93,248             100,291
Accrued property taxes ..........................................             74,584              47,083
Payable to affiliates - General Partner .........................            547,530             521,770
Deferred gain on involuntary conversion .........................              5,106               5,106
Security deposits and deferred rental revenue ...................             55,333              57,258
                                                                         -----------         -----------
                                                                           4,458,961           4,423,928
                                                                         -----------         -----------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,425,696 and 11,492,696 Units outstanding  at
     March 31, 1999 and December  31, 1998,  respectively
     (6,574,985 and 6,631,985 Current Income Units out-
     standing at March 31, 1999  and December 31, 1998,
     respectively; 4,850,711 and 4,860,711 Growth/Shelter
     Units outstanding at March 31, 1999 and December
     31, 1998, respectively) ....................................         (5,590,144)         (5,564,190)
   General Partner ..............................................          4,849,811           4,850,073
                                                                         -----------         -----------
                                                                            (740,333)           (714,117)
                                                                         -----------         -----------
                                                                         $ 3,718,628         $ 3,709,811
                                                                         ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                   1999             1998
                                                                ---------         ---------
Revenue:
   Rental revenue ......................................        $ 376,648         $ 348,623
   Interest ............................................            2,276             4,230
                                                                ---------         ---------
     Total revenue .....................................          378,924           352,853
                                                                ---------         ---------

Expenses:
   Interest ............................................           84,161            84,778
   Depreciation ........................................           81,653            73,957
   Property taxes ......................................           27,501            29,001
   Personnel expenses ..................................           47,059            55,106
   Utilities ...........................................           27,322            32,015
   Repairs and maintenance .............................           43,607            35,386
   Property management fees - affiliates ...............           18,503            17,483
   Other property operating expenses ...................           17,059            15,338
   General and administrative ..........................           20,318            18,907
   General and administrative - affiliates .............           37,957            33,647
                                                                ---------         ---------
     Total expenses ....................................          405,140           395,618
                                                                ---------         ---------

Net loss ...............................................        $ (26,216)        $ (42,765)
                                                                =========         =========

Net loss allocated to limited
   partners - Current Income Units .....................        $  (2,360)        $  (3,849)
Net loss allocated to limited
   partners - Growth/Shelter Units .....................          (23,594)          (38,488)
Net loss allocated to General Partner ..................             (262)             (428)
                                                                ---------         ---------

Net loss ...............................................        $ (26,216)        $ (42,765)
                                                                =========         =========

Net loss per thousand limited partnership units:
   Current Income Units ................................        $    (.36)        $    (.58)
                                                                =========         =========

   Growth/Shelter Units ................................        $   (4.86)        $   (7.92)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998

                                                                                          Total
                                                  General             Limited            Partners'
                                                  Partner             Partners        Equity (Deficit)
                                                ------------        ------------      ----------------
Balance at December 31, 1997 ...........        $ 4,851,535         $(5,419,474)        $  (567,939)

Net loss:
   General Partner .....................               (428)                 --                (428)
   Current Income Units ................                 --              (3,849)             (3,849)
   Growth/Shelter Units ................                 --             (38,488)            (38,488)
                                                -----------         -----------         -----------
     Total net loss ....................               (428)            (42,337)            (42,765)
                                                -----------         -----------         -----------

Balance at March 31, 1998 ..............        $ 4,851,107         $(5,461,811)        $  (610,704)
                                                ===========         ===========         ===========


Balance at December 31, 1998 ...........        $ 4,850,073         $(5,564,190)        $  (714,117)

Net loss:
   General Partner .....................               (262)                 --                (262)
   Current Income Units ................                 --              (2,360)             (2,360)
   Growth/Shelter Units ................                 --             (23,594)            (23,594)
                                                -----------         -----------         -----------
     Total net loss ....................               (262)            (25,954)            (26,216)
                                                -----------         -----------         -----------

Balance at March 31, 1999 ..............        $ 4,849,811         $(5,590,144)        $  (740,333)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Three Months Ended
                                                                       March 31,
                                                             -----------------------------
                                                                1999              1998
                                                             ----------        -----------
Cash flows from operating activities:
   Cash received from tenants .......................        $ 371,766         $ 365,986
   Cash paid to suppliers ...........................         (160,620)         (172,630)
   Cash paid to affiliates ..........................          (30,700)          (17,631)
   Interest received ................................            2,276             4,230
   Interest paid ....................................          (79,440)          (80,453)
   Property taxes paid and escrowed .................          (26,925)          (37,941)
                                                             ---------         ---------
Net cash provided by operating activities ...........           76,357            61,561
                                                             ---------         ---------

Cash flows from investing activities:
   Additions to real estate investments .............          (10,951)          (10,372)
                                                             ---------         ---------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ........................................          (14,069)          (13,055)
                                                             ---------         ---------

Net increase in cash and cash equivalents ...........           51,337            38,134

Cash and cash equivalents at beginning of
   period ...........................................          263,851           308,271
                                                             ---------         ---------

Cash and cash equivalents at end of period ..........        $ 315,188         $ 346,405
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities

                                                                           Three Months Ended
                                                                                March 31,
                                                                      ----------------------------
                                                                         1999              1998
                                                                      ----------        ----------
Net loss .....................................................        $ (26,216)        $ (42,765)
                                                                      ---------         ---------

Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Depreciation ..............................................           81,653            73,957
   Amortization of discount on mortgage
     note payable ............................................            4,809             4,406
   Changes in assets and liabilities:
     Cash segregated for security deposits ...................           (1,400)             (375)
     Accounts receivable and other assets ....................              143             2,994
     Escrow deposits .........................................          (26,925)            6,735
     Accounts payable and accrued expenses ...................           (7,043)          (14,587)
     Accrued property taxes ..................................           27,501           (15,675)
     Payable to affiliates - General Partner .................           25,760            33,499
     Security deposits and deferred rental
       revenue ...............................................           (1,925)           13,372
                                                                      ---------         ---------
       Total adjustments .....................................          102,573           104,326
                                                                      ---------         ---------

Net cash provided by operating activities ....................        $  76,357         $  61,561
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

                                 March 31, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate XXIII, L.P., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

The Partnership pays property management fees equal to 5% of the gross rental receipts for its property to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management and leasing services.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees in the amount of $311,057 were outstanding at March 31, 1999. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                            1999         1998
                                                       -----------    ----------

Property management fees......................         $    18,503    $   17,483
Charged to general and administrative -
   affiliates:
   Partnership administration.................              14,713        12,674
   Asset management fee.......................              23,244        20,973
                                                        ----------     ---------

                                                       $    56,460    $   51,130
                                                        ==========     =========

Payable to affiliates - General Partner at March 31, 1999, and December 31, 1998, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership's net loss for the first quarter of 1999 decreased to $26,216 from $42,765 for the first quarter of 1998. Operations at Harbour Club II Apartments are providing sufficient cash flow to pay the property's operating expenses, debt service on the related mortgage note, and limited capital improvements. However, the property is in need of major capital improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

RESULTS OF OPERATIONS
---------------------

Revenue:

The Partnership's rental revenue increased $28,025 or 8.0% for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership increased base rental rates at Harbour Club II Apartments by an average 1.8% at the beginning of 1999. Vacancy, concessions and other rental losses also decreased for the first quarter of 1999, amplifying the effects of the increased base rental rates.

Expenses:

Partnership expenses increased $9,522 or 2.4% for the first quarter of 1999 as compared to the first quarter of 1998. Increases in depreciation and repairs and maintenance were partially offset by decreased personnel and utility expenses.

Depreciation expense increased $7,696 or 10.4% for the first quarter of 1999. The Partnership added approximately $302,000 of capital improvements over the past twelve months that are being depreciated over lives ranging from 5 to 10 years. The new capital improvements are the source of the increase in depreciation expense.

Repair and maintenance expense increased $8,221 or 23% for the first quarter of 1999. The Partnership incurred increased snow removal expenses during the first quarter that accounted for the increase in repair and maintenance expense.

Personnel expenses decreased $8,047 or 14.6% for the first quarter of 1999 due to a decrease in employee benefit costs as compared to the first quarter of 1998.

Utilities expense decreased $4,693 or 14.7% for the first quarter of 1999. Due to decreased first quarter 1999 vacancy losses discussed above, the Partnership incurred decreased utility expenses for vacant units.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $76,357 of cash for the first quarter of 1999, a 24% increase over cash flow provided by operating activities for the first quarter of 1998. The Partnership increased cash received from tenants and decreased cash paid to suppliers and cash paid for property taxes.

Cash used for investing and financing activities did not significantly change for the first quarter of 1999 as compared to the first quarter of 1998. The Partnership continues to invest minimal amounts into capital improvements at Harbour Club II Apartments and to pay down the mortgage note as called for by terms of the mortgage note agreement.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents totaled to $315,188 at March 31, 1999, an increase of $51,337 from the balance of cash and cash equivalents at the beginning of the year. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1999.

Operating activities at Harbour Club II Apartments for 1999 are expected to provide sufficient cash flow for operating expenses, debt service payments, and limited capital improvements. However, Harbour Club II Apartments is in need of extensive capital improvements to enable the property to compete effectively in the local market. Projected cash flows from operations will not be adequate to fund such extensive capital improvements. To date, the Partnership has been unable to secure financing for the needed capital improvements. The Partnership has no established lines of credit from outside sources.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

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

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

         11. Statement regarding computation of Net Income (Loss) per Thousand Limited Partnership Units: Net income (loss) per thousand limited partner units is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of limited partnership units outstanding expressed in thousands. Per unit information has been computed based on 6,575 and 6,632 Current Income Units (in thousands) outstanding in 1999 and 1998, respectively, and 4,851 and 4,861 Growth/Shelter Units (in thousands) outstanding in 1999 and 1998, respectively.

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended March 31, 1999.

b)       Reports on Form   8-K.  There  were no reports on Form 8-K filed during
         the quarter ended  March 31, 1999.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           MCNEIL REAL ESTATE FUND XXIII, L.P.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner





May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Carol A. Fahs
--------------                     ---------------------------------------------
Date                                Carol A. Fahs
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)