Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1999-08-16
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended    June 30, 1999
                                     -------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,          December 31,
                                                                     1999                1998
                                                                 ------------        ------------
ASSETS
-------
Real estate investments:
   Land .................................................        $   239,966         $   239,966
   Buildings and improvements ...........................          6,662,859           6,534,417
                                                                 -----------         -----------
                                                                   6,902,825           6,774,383
   Less:  Accumulated depreciation ......................         (3,651,644)         (3,488,340)
                                                                 -----------         -----------
                                                                   3,251,181           3,286,043

Cash and cash equivalents ...............................            267,636             263,851
Cash segregated for security deposits ...................             49,357              47,679
Accounts receivable and other assets ....................             21,146              20,971
Escrow deposits .........................................            100,110              91,267
                                                                 -----------         -----------

                                                                 $ 3,689,430         $ 3,709,811
                                                                 ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ..............................        $ 3,673,633         $ 3,692,420
Accounts payable and accrued expenses ...................            102,234             100,291
Accrued property taxes ..................................             57,077              47,083
Payable to affiliates - General Partner .................            584,491             521,770
Deferred gain on involuntary conversion .................              5,106               5,106
Security deposits and deferred rental revenue ...........             54,593              57,258
                                                                 -----------         -----------
                                                                   4,477,134           4,423,928
                                                                 -----------         -----------

Partners' equity (deficit):
   Limited partners - 45,000,000 Units authorized;
     11,425,696 and 11,492,696 Units  outstanding  at
     June 30, 1999 and December 31, 1998,  respectively
     (6,574,985 and 6,631,985  Current Income Units out-
     standing at June 30, 1999 and December 31, 1998,
     respectively; 4,850,711 and 4,860,711 Growth/Shelter
     Units outstanding at June 30, 1999 and December
     31, 1998, respectively) ............................         (5,637,041)         (5,564,190)
   General Partner ......................................          4,849,337           4,850,073
                                                                 -----------         -----------
                                                                    (787,704)           (714,117)
                                                                 -----------         -----------
                                                                 $ 3,689,430         $ 3,709,811
                                                                 ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                        ---------------------------         ---------------------------
                                                           1999              1998              1999             1998
                                                        ---------         ---------         ---------         ---------
Revenue:
   Rental revenue ..............................        $ 384,261         $ 367,155         $ 760,909         $ 715,778
   Interest ....................................            3,190             3,599             5,466             7,829
                                                        ---------         ---------         ---------         ---------
     Total revenue .............................          387,451           370,754           766,375           723,607
                                                        ---------         ---------         ---------         ---------

Expenses:
   Interest ....................................           83,894            84,531           168,055           169,309
   Depreciation ................................           81,651            74,955           163,304           148,912
   Property taxes ..............................           27,501            29,001            55,002            58,002
   Personnel expenses ..........................           46,774            46,789            93,833           101,895
   Utilities ...................................           27,560            26,553            54,882            58,568
   Repair and maintenance ......................           55,235            58,186            98,842            93,572
   Property management
     fees - affiliates .........................           19,135            17,981            37,638            35,464
   Other property operating
     expenses ..................................           13,123            10,729            30,182            26,067
   General and administrative ..................           43,495            20,566            63,813            39,473
   General and administrative -
     affiliates ................................           36,454            35,692            74,411            69,339
                                                        ---------         ---------         ---------         ---------
     Total expenses ............................          434,822           404,983           839,962           800,601
                                                        ---------         ---------         ---------         ---------

Net loss .......................................        $ (47,371)        $ (34,229)        $ (73,587)        $ (76,994)
                                                        =========         =========         =========         =========

Net loss allocated to
   limited partners - Current
   Income Units ................................        $  (4,263)        $  (3,080)        $  (6,623)        $  (6,929)
Net loss allocated to
   limited partners - Growth/
   Shelter Units ...............................          (42,634)          (30,807)          (66,228)          (69,295)
Net loss allocated to
   General Partner .............................             (474)             (342)             (736)             (770)
                                                        ---------         ---------         ---------         ---------

Net loss .......................................        $ (47,371)        $ (34,229)        $ (73,587)        $ (76,994)
                                                        =========         =========         =========         =========

Net loss per thousand limited partnership units:
   Current Income Units ........................        $    (.65)        $    (.46)        $   (1.01)        $   (1.04)
                                                        =========         =========         =========         =========

   Growth/Shelter Units ........................        $   (8.79)        $   (6.34)        $  (13.65)        $  (14.26)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                             Total
                                                    General              Limited           Partners'
                                                    Partner             Partners        Equity (Deficit)
                                                  ------------        ------------      ----------------
Balance at December 31, 1997 .............        $ 4,851,535         $(5,419,474)        $  (567,939)

Net loss:
   General Partner .......................               (770)                 --                (770)
   Current Income Units ..................                 --              (6,929)             (6,929)
   Growth/Shelter Units ..................                 --             (69,295)            (69,295)
                                                  -----------         -----------         -----------
     Total net loss ......................               (770)            (76,224)            (76,994)
                                                  -----------         -----------         -----------

Balance at June 30, 1998 .................        $ 4,850,765         $(5,495,698)        $  (644,933)
                                                  ===========         ===========         ===========


Balance at December 31, 1998 .............        $ 4,850,073         $(5,564,190)        $  (714,117)

Net loss:
   General Partner .......................               (736)                 --                (736)
   Current Income Units ..................                 --              (6,623)             (6,623)
   Growth/Shelter Units ..................                 --             (66,228)            (66,228)
                                                  -----------         -----------         -----------
     Total net loss ......................               (736)            (72,851)            (73,587)
                                                  -----------         -----------         -----------

Balance at June 30, 1999 .................        $ 4,849,337         $(5,637,041)        $  (787,704)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                          Six Months Ended
                                                                              June 30,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    ----------        ----------
Cash flows from operating activities:
   Cash received from tenants ..............................        $ 756,266         $ 753,417
   Cash paid to suppliers ..................................         (339,307)         (334,165)
   Cash paid to affiliates .................................          (49,328)          (58,419)
   Interest received .......................................            5,466             7,829
   Interest paid ...........................................         (158,614)         (160,661)
   Property taxes paid and escrowed ........................          (53,851)          (75,883)
                                                                    ---------         ---------
Net cash provided by operating activities ..................          160,632           132,118
                                                                    ---------         ---------

Cash flows from investing activities:
   Additions to real estate investments ....................         (128,442)          (79,696)
                                                                    ---------         ---------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable ...............................................          (28,405)          (26,358)
                                                                    ---------         ---------

Net increase in cash and cash equivalents ..................            3,785            26,064

Cash and cash equivalents at beginning of
   period ..................................................          263,851           308,271
                                                                    ---------         ---------

Cash and cash equivalents at end of period .................        $ 267,636         $ 334,335
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                                           Six Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                        1999              1998
                                                                     ----------        ----------
Net loss ....................................................        $ (73,587)        $ (76,994)
                                                                     ---------         ---------

Adjustments to reconcile net loss to net cash ...............
   provided by operating activities:
   Depreciation .............................................          163,304           148,912
   Amortization of discount on mortgage
     note payable ...........................................            9,618             8,813
   Changes in assets and liabilities:
     Cash segregated for security deposits ..................           (1,678)             (375)
     Accounts receivable and other assets ...................             (175)           (5,125)
     Escrow deposits ........................................           (8,843)          (31,207)
     Accounts payable and accrued expenses ..................            1,943            24,805
     Accrued property taxes .................................            9,994            13,326
     Payable to affiliates - General Partner ................           62,721            46,384
     Security deposits and deferred rental
       revenue ..............................................           (2,665)            3,579
                                                                     ---------         ---------
       Total adjustments ....................................          234,219           209,112
                                                                     ---------         ---------

Net cash provided by operating activities ...................        $ 160,632         $ 132,118
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

                                  June 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. Total accrued but unpaid asset management fees in the amount of $333,050 were outstanding at June 30, 1999. The fee percentage decreases to .75% in 2000,
 .50% in 2001 and .25% thereafter.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            1999         1998
                                                        ----------     ---------

Property management fees.......................         $   37,638     $  35,464
Charged to general and administrative -
   affiliates:
   Partnership administration..................             29,174        27,393
   Asset management fee........................             45,237        41,946
                                                        ----------     ---------

                                                        $  112,049     $ 104,803
                                                        ==========     =========

Payable to affiliates - General Partner at June 30, 1999, and December 31, 1998, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

NOTE 4.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $0.28 (Current Income Units only).

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $192,420.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and accounts payable and accrued expenses during the second quarter of 1999 in the amount of $(7,200) to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership's net loss for the second quarter of 1999 increased to $47,371 from $34,229 for the second quarter of 1998. However, for the six months ended June 30, 1999, the Partnership's net loss narrowed to $73,587 from $76,994 in 1998. Operations at Harbour Club II Apartments are providing sufficient cash flow to pay the property's operating expenses, debt service on the related mortgage note, and limited capital improvements. However, the property is in need of major capital improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XII, XIV, XV, XX, XXI, XXII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil

Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $0.28 (Current Income Units only).

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

The Partnership's rental revenue increased $17,106 or 4.7% and $45,131 of 6.3% for the three month and six month periods ended June 30, 1999 as compared to the same periods of 1998. The Partnership increased base rental rates at Harbour Club II Apartments by an average 1.8% at the beginning of 1999, and by an additional 4.1% during the second quarter. Vacancy, concessions and other rental losses also decreased for the second quarter of 1999, amplifying the effects of the increased base rental rates.

Expenses:

Partnership expenses increased $29,839 or 7.4% and $39,361 or 4.9% for the three month and six month periods ending June 30, 1999 as compared to the same periods of 1998. On a percentage basis, the largest increases were reported in other property operating expenses, general and administrative expenses and depreciation.

Other property operating expenses increased $2,394 or 22% and $4,115 or 16% for the three month and six month periods ending June 30, 1999 as compared to the same periods for 1998. A decrease in bad debt recoveries as well as increased legal and professional fees were the principal causes of the increase in other operating expenses.

General and administrative expenses increased $22,929 to $43,495 and increased $24,340 to $63,813 for the three month and six month periods ended June 30, 1999, respectively, as compared to the same periods for 1998. The Partnership recorded increased costs to explore alternatives to maximize the value of the Partnership (see Recent Developments), offset by a $(7,200) reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note 4).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $160,632 of cash for the first six months of 1999, a 22% increase over cash flow provided by operating activities for the same period of 1998. The increase was the result of decreased amounts paid or escrowed for property taxes and decreased amounts paid to affiliates.

The Partnership invested $128,442 in additions to its real estate investment during the first six months of 1999, an increase of $48,746 over the $79,696 invested during the first six months of 1998. The Partnership continues to invest minimal amounts into capital improvements at Harbour Club II Apartments, as allowed by the Partnership's balance of cash reserves.

Cash used for financing activities did not significantly change for the first six months of 1999 as compared to the first six months of 1998.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents totaled $267,636 at June 30, 1999, an increase of $3,785 from the balance of cash and cash equivalents at the beginning of the year. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1999.

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

Long-term liquidity:

The long-term operating viability of Harbour Club II Apartments is dependent on the Partnership's ability to fund substantial capital improvements to the property. If the Partnership does not liquidate, as contemplated below, it will seek to obtain additional financing to allow the completion of the extensive capital improvements, which will enable the Partnership to raise rental rates at the property to market rates. See "Recent Developments" above.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund
     XXIV,  L.P.,  McNeil Real Estate  Fund XXV,  L.P.,  McNeil Real Estate Fund
     XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

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

         27. Financial Data Schedule for the quarter ended June 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Note 4.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             MCNEIL REAL ESTATE FUND XXIII, L.P.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner





August 16, 1999                   By: /s/  Ron K. Taylor
---------------                      -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                        Investors, Inc.
                                      (Principal Financial Officer)




August 16, 1999                   By: /s/  Carol A. Fahs
---------------                      -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)