Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XXIII LP
filed 1999-11-15
CIK 783414

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended             September 30, 1999
                                      ------------------------------------------


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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,       December 31,
                                                                            1999               1998
                                                                       ------------        ------------
ASSETS
------
Real estate investments:
   Land .......................................................        $   239,966         $   239,966
   Buildings and improvements .................................          6,713,275           6,534,417
                                                                       -----------         -----------
                                                                         6,953,241           6,774,383
   Less:  Accumulated depreciation ............................         (3,737,964)         (3,488,340)
                                                                       -----------         -----------
                                                                         3,215,277           3,286,043

Cash and cash equivalents .....................................            312,700             263,851
Cash segregated for security deposits .........................             45,884              47,679
Accounts receivable and other assets ..........................             24,788              20,971
Escrow deposits ...............................................             63,001              91,267
                                                                       -----------         -----------

                                                                       $ 3,661,650         $ 3,709,811
                                                                       ===========         ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage note payable, net ....................................        $ 3,663,838         $ 3,692,420
Accounts payable and accrued expenses .........................            100,977             100,291
Accrued property taxes ........................................             20,544              47,083
Payable to affiliates - General Partner .......................            621,735             521,770
Deferred gain on involuntary conversion .......................              5,106               5,106
Security deposits and deferred rental revenue .................             49,187              57,258
                                                                       -----------         -----------
                                                                         4,461,387           4,423,928
                                                                       -----------         -----------

Partners' equity (deficit):
   Limited  partners - 45,000,000  Units  authorized;
     11,425,696 and 11,492,696 Units outstanding at
     September 30, 1999 and December 31, 1998, respectively
     (6,574,985 and 6,631,985  Current Income Units out-
     standing at September 30, 1999 and December 31, 1998,
     respectively; 4,850,711 and 4,860,711 Growth/Shelter
     Units outstanding at September 30, 1999 and
     December 31, 1998, respectively) .........................         (5,648,954)         (5,564,190)
   General Partner ............................................          4,849,217           4,850,073
                                                                       -----------         -----------
                                                                          (799,737)           (714,117)
                                                                       -----------         -----------
                                                                       $ 3,661,650         $ 3,709,811
                                                                       ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                            September 30,
                                          -------------------------------         -------------------------------
                                              1999               1998                1999                 1998
                                          -----------         -----------         -----------         -----------
Revenue:
   Rental revenue ................        $   416,386         $   382,382         $ 1,177,295         $ 1,098,160
   Interest ......................              2,834               3,650               8,300              11,479
                                          -----------         -----------         -----------         -----------
     Total revenue ...............            419,220             386,032           1,185,595           1,109,639
                                          -----------         -----------         -----------         -----------

Expenses:
   Interest ......................             83,623              84,277             251,678             253,586
   Depreciation ..................             86,320              76,690             249,624             225,602
   Property taxes ................             27,501              29,001              82,503              87,003
   Personnel expenses ............             46,030              51,632             139,863             153,527
   Utilities .....................             17,618              19,934              72,500              78,502
   Repair and maintenance ........             60,355              77,947             159,197             171,519
   Property management
     fees - affiliates ...........             20,020              19,556              57,658              55,020
   Other property operating
     expenses ....................             17,562              21,027              47,744              47,094
   General and administrative ....             35,111              30,403              98,924              69,876
   General and administrative -
     affiliates ..................             37,113              35,165             111,524             104,504
                                          -----------         -----------         -----------         -----------
     Total expenses ..............            431,253             445,632           1,271,215           1,246,233
                                          -----------         -----------         -----------         -----------

Net loss .........................        $   (12,033)        $   (59,600)        $   (85,620)        $  (136,594)
                                          ===========         ===========         ===========         ===========

Net loss allocated to
   limited partners - Current
   Income Units ..................        $    (1,083)        $    (5,364)        $    (7,706)        $   (12,293)
Net loss allocated to
   limited partners - Growth/
   Shelter Units .................            (10,830)            (53,640)            (77,058)           (122,935)
Net loss allocated to
   General Partner ...............               (120)               (596)               (856)             (1,366)
                                          -----------         -----------         -----------         -----------

Net loss .........................        $   (12,033)        $   (59,600)        $   (85,620)        $  (136,594)
                                          ===========         ===========         ===========         ===========

Net loss per thousand limited
 partnership units:
   Current Income Units ..........        $      (.16)        $      (.81)        $     (1.17)        $     (1.85)
                                          ===========         ===========         ===========         ===========

   Growth/Shelter Units ..........        $     (2.24)        $    (11.03)        $    (15.89)        $    (25.29)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998

                                                                                           Total
                                                   General             Limited            Partners'
                                                   Partner             Partners        Equity (Deficit)
                                                 -----------         -----------       ----------------
Balance at December 31, 1997 ............        $ 4,851,535         $(5,419,474)        $  (567,939)

Net loss:
   General Partner ......................             (1,366)                 --              (1,366)
   Current Income Units .................                 --             (12,293)            (12,293)
   Growth/Shelter Units .................                 --            (122,935)           (122,935)
                                                 -----------         -----------         -----------
     Total net loss .....................             (1,366)           (135,228)           (136,594)
                                                 -----------         -----------         -----------

Balance at September 30, 1998 ...........        $ 4,850,169         $(5,554,702)        $  (704,533)
                                                 ===========         ===========         ===========


Balance at December 31, 1998 ............        $ 4,850,073         $(5,564,190)        $  (714,117)

Net loss:
   General Partner ......................               (856)                 --                (856)
   Current Income Units .................                 --              (7,706)             (7,706)
   Growth/Shelter Units .................                 --             (77,058)            (77,058)
                                                 -----------         -----------         -----------
     Total net loss .....................               (856)            (84,764)            (85,620)
                                                 -----------         -----------         -----------

Balance at September 30, 1999 ...........        $ 4,849,217         $(5,648,954)        $  (799,737)
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                         Nine Months Ended
                                                                            September 30,
                                                                  --------------------------------
                                                                      1999                1998
                                                                  ------------        ------------

Cash flows from operating activities:
   Cash received from tenants ............................        $ 1,168,179         $ 1,126,060
   Cash paid to suppliers ................................           (518,250)           (525,038)
   Cash paid to affiliates ...............................            (69,217)            (77,607)
   Interest received .....................................              8,300              11,479
   Interest paid .........................................           (237,519)           (240,617)
   Property taxes paid and escrowed ......................            (80,776)           (113,824)
                                                                  -----------         -----------
Net cash provided by operating activities ................            270,717             180,453
                                                                  -----------         -----------

Cash flows from investing activities:
   Additions to real estate investments ..................           (178,858)           (122,563)
                                                                  -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage note
     payable .............................................            (43,010)            (39,911)
                                                                  -----------         -----------

Net increase in cash and cash equivalents ................             48,849              17,979

Cash and cash equivalents at beginning of
   period ................................................            263,851             308,271
                                                                  -----------         -----------

Cash and cash equivalents at end of period ...............        $   312,700         $   326,250
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

                       MCNEIL REAL ESTATE FUND XXIII, L.P.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

     Reconciliation of Net Loss to Net Cash Provided by Operating Activities


                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                      1999              1998
                                                                   ---------         ---------
Net loss ..................................................        $ (85,620)        $(136,594)
                                                                   ---------         ---------

Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation ...........................................          249,624           225,602
   Amortization of discount on mortgage
     note payable .........................................           14,428            13,219
   Changes in assets and liabilities:
     Cash segregated for security deposits ................            1,795              (677)
     Accounts receivable and other assets .................           (3,817)          (16,732)
     Escrow deposits ......................................           28,266           (69,148)
     Accounts payable and accrued expenses ................              686             1,388
     Accrued property taxes ...............................          (26,539)           42,327
     Payable to affiliates - General Partner ..............           99,965            81,917
     Security deposits and deferred rental
       revenue ............................................           (8,071)           39,151
                                                                   ---------         ---------
       Total adjustments ..................................          356,337           317,047
                                                                   ---------         ---------

Net cash provided by operating activities .................        $ 270,717         $ 180,453
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

                               September 30, 1999


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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

The Partnership incurs asset management fees which are payable to the General Partner. Through 1999, the asset management fee is calculated as 1% of the Partnership's tangible asset value. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The fee percentage decreases subsequent to 1999. The fee percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter. Total accrued but unpaid asset management fees in the amount of $355,670 and $294,998 were outstanding at September 30, 1999 and December 31, 1998, respectively.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                    --------------------------
                                                       1999             1998
                                                    ----------       ---------

Property management fees......................      $   57,658       $  55,020
Charged to general and administrative -
   affiliates:
   Partnership administration.................          43,667          42,996
   Asset management fee.......................          67,857          61,508
                                                    ----------       ---------

                                                    $  169,182       $ 159,524
                                                    ==========       =========

Payable to affiliates - General Partner at September 30, 1999, and December 31, 1998, consists primarily of unpaid asset management fees and reimbursable costs that are due and payable from current operations.

NOTE 4.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"), the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $0.28 (Current Income Units only).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership's net loss for the third quarter of 1999 decreased to $12,033 from a net loss of $59,600 for the third quarter of 1998. For the nine months ended September 30, 1999, the Partnership reported net loss of $85,620 compared to net loss of $136,594 for the same period of 1998. Operations at Harbour Club II Apartments are providing sufficient cash flow to pay the property's operating expenses, debt service on the mortgage note, and limited capital improvements. However, the property is in need of major capital improvements in order to compete effectively in its local market. The Partnership does not have sufficient cash reserves to fund the needed capital improvements, nor does the property generate sufficient cash flow from operations to fund such capital improvements.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $0.28 (Current Income Units only).

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

RESULTS OF OPERATIONS
---------------------

Revenue:

The Partnership's rental revenue increased $34,004 or 8.9% and $79,135 or 7.2% for the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods of 1998. The Partnership has increased base rental rates at Harbour Club II Apartments by an average of 8.4% over base rental rates charged at the end of 1998. Vacancy, concessions and other rental losses have also decreased, amplifying the effects of the increased base rental rates.

Expenses:

Partnership expenses decreased $14,379 or 3.2% and increased $24,982 or 2.0% for the three month and nine month periods ending September 30, 1999, respectively, as compared to the same periods of 1998. On a percentage basis, the largest changes were the increases in general and administrative expenses and depreciation.

General and administrative expenses increased $4,708 to $35,111 and $29,048 to $98,924 for the three month and nine month periods ended September 30, 1999, respectively, as compared to the same periods for 1998. The Partnership recorded increased costs to explore alternatives to maximize the value of the Partnership (see Recent Developments), offset by a $(7,200) reallocation of previously paid transaction costs among the Partnerships and McREMI (see Item 1, Note 4).

Depreciation expense increased $9,630 or 12.6% and $24,022 or 10.6% for the three month and nine month periods ending September 30, 1999, respectively, as compared to the same periods for 1998. The Partnership added approximately $358,000 of capital improvements over the past twelve months that are being depreciated over lives ranging from 3 to 25 years. The new capital improvements are the source of the increase in depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership's operating activities provided $270,717 of cash for the first nine months of 1999, a 50.0% increase over cash flow provided by operating activities for the same period of 1998. The increase was the result of increased cash received from tenants and decreased cash paid or escrowed for property taxes.

The Partnership invested $178,858 in additions to its real estate investment during the first nine months of 1999, an increase of $56,295 over the $122,563 invested during the first nine months of 1998. The Partnership continues to invest minimal amounts into capital improvements at Harbour Club II Apartments, as allowed by the Partnership's balance of cash reserves.

Cash used for financing activities did not significantly change for the first nine months of 1999 as compared to the first nine months of 1998.

Short-term liquidity:

The Partnership's balance of cash and cash equivalents totaled $312,700 at September 30, 1999, an increase of $48,849 from the balance of cash and cash equivalents at the beginning of the year. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for the remainder of 1999.

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

Long-term liquidity:

The long-term operating viability of Harbour Club II Apartments is dependent on the Partnership's ability to fund substantial capital improvements to the property. If the Partnership does not liquidate, as contemplated above, it will seek to obtain additional financing to allow the completion of the extensive capital improvements, which will enable the Partnership to raise rental rates at the property to market rates. See "Recent Developments" above.

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

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate the sale or refinancing of its property, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

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

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

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





November 15, 1999                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                       Investors, Inc.
                                      (Principal Financial Officer)




November 15, 1999                 By: /s/  Carol A. Fahs
-----------------                    -------------------------------------------
Date                                  Carol A. Fahs
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)